Form 10QSB
period 2005-03-31
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2005-05-31
CIK 1060939

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-51243

                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                         85-043611
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                     identification or number)


300 NORTH PENNSYLVANIA AVENUE, ROSWELL, NEW MEXICO                88201
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (505) 622-6201
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No  X
                                      ---    ---

           Transitional Small Business Disclosure Format (check one):

                                  Yes     No  X
                                      ---    ---

Indicate the number of Shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 31, 2005, there were 3,209,528 shares of the Registrant's common stock issued and outstanding.

                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Unaudited Consolidated Financial Statements

            Unaudited Consolidated Statements of Financial Condition         3

            Unaudited Consolidated Statements of Income                      5

            Unaudited Consolidated Statements of Stockholders' Equity        6

            Unaudited Consolidated Statements of Cash Flows                  7

            Notes to Unaudited Consolidated Condensed Financial
            Statements                                                       9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12

Item 3.     Controls and Procedures                                         20

PART II.    OTHER INFORMATION

            Items 1-5                                                       21

            Item 6                                                          22

            Signature Page                                                  23

            Index to Exhibits                                               24

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                         MARCH 31,          September 30,
                                                                           2005                 2004
                                                                       (UNAUDITED)
ASSETS

   Cash and due from banks                                           $      9,996,990            9,528,244

   Interest-bearing deposits with banks                                    31,728,055           27,944,363

   Held-to-maturity investment securities                                  10,854,978           23,214,196

   Available-for-sale investment securities                                24,198,501           18,534,345

   Loans held for sale                                                      1,976,571            1,776,667

   Loans receivable, net                                                  262,219,994          251,662,258

   Accrued interest receivable                                              1,304,571            1,289,134

   Federal Home Loan Bank stock, at cost, restricted                        3,313,500            3,269,500

   Property, equipment, and construction in progress, net                  10,085,947           10,089,950

   Other assets                                                             1,948,601              746,668
                                                                    ------------------   ------------------



         TOTAL ASSETS                                                $    357,627,708          348,055,325
                                                                    ==================   ==================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                         MARCH 31,          September 30,
                                                                           2005                 2004
                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Savings, certificates of deposit
      and demand accounts                                            $    251,062,305          254,393,377
   Advances from the Federal Home Loan Bank                                61,792,735           57,329,399
   Escrows from borrowers for
      taxes and insurance                                                     687,252              713,262
   Accrued and other liabilities                                            1,694,330            1,626,902
   Junior subordinated debt owed to unconsolidated trust                    7,217,000                    -
                                                                    ------------------   ------------------
         TOTAL LIABILITIES                                                322,453,622          314,062,940
                                                                    ------------------   ------------------

Stockholders' Equity
   Preferred stock, $0.01 par value; 500,000 shares
      authorized; no shares issued and outstanding                                  -                    -
   Common stock, $0.01 par value; 1,000,000
      shares authorized; 440,790 shares issued
      and outstanding at March 31, 2005, and 438,460
      shares issued and outstanding at September 30, 2004                       4,407                4,384
   Additional paid-in capital                                               5,403,046            5,254,770
   Retained earnings                                                       32,668,257           31,444,950
   Accumulated other comprehensive income (loss)                             (180,132)               9,773
                                                                    ------------------   ------------------
                                                                           37,895,578           36,713,877

   Treasury stock, at cost, 40,074 shares                                  (2,721,492)          (2,721,492)
                                                                    ------------------   ------------------

         TOTAL STOCKHOLDERS' EQUITY                                        35,174,086           33,992,385
                                                                    ------------------   ------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    357,627,708          348,055,325
                                                                    ==================   ==================


FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THREE MONTHS ENDED              FOR SIX MONTHS ENDED
                                                                     MARCH 31,                           MARCH 31,
                                                               2005            2004                2005             2004
                                                            (UNAUDITED)     (unaudited)        (UNAUDITED)       (unaudited)

Interest Income
   Interest and fees on loans                              $ 4,322,914        4,287,168        $ 8,610,935        8,630,436
   Interest on investment securities                           255,106          286,904            509,507          568,719
   Interest and dividends on other investments                 211,532           79,270            347,950          171,892
                                                          -------------    -------------      -------------    -------------
         TOTAL INTEREST INCOME                               4,789,552        4,653,342          9,468,392        9,371,047
                                                          -------------    -------------      -------------    -------------

Interest Expense
   Deposits                                                    684,191          744,402          1,374,387        1,524,090
   Borrowed funds                                              735,247          678,367          1,350,142        1,369,397
                                                          -------------    -------------      -------------    -------------
         TOTAL INTEREST EXPENSE                              1,419,438        1,422,769          2,724,529        2,893,487
                                                          -------------    -------------      -------------    -------------

         NET INTEREST INCOME BEFORE PROVISION
              FOR LOAN LOSSES                                3,370,114        3,230,573          6,743,863        6,477,560
Benefit (provision) for loan losses                                  -                -                  -                -
                                                          -------------    -------------      -------------    -------------
         NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                3,370,114        3,230,573          6,743,863        6,477,560
                                                          -------------    -------------      -------------    -------------

Other Income
   Fees for other services to customers                        187,806          222,703            403,096          450,476
   Gain on sale of loans                                       141,874          156,811            270,841          338,774
   Other                                                       137,355           92,562            253,690          203,924
                                                          -------------    -------------      -------------    -------------
         TOTAL OTHER INCOME                                    467,035          472,076            927,627          993,174
                                                          -------------    -------------      -------------    -------------
Other Expenses
   Compensation and related benefits                         1,572,895        1,529,439          3,103,481        2,998,137
   Occupancy                                                   229,187          220,040            438,601          455,464
   Data processing                                             103,298          120,042            231,329          262,391
   Advertising                                                  40,147           53,764             57,621          105,369
   Telephone                                                    39,785           53,265            103,510          102,955
   Postage                                                      38,140           45,079             82,489           96,138
   Printing and supplies                                        46,371           45,234             93,966           87,570
   Employee expenses                                            51,441           39,888            107,530          108,024
   Depreciation and amortization                               143,508          147,340            291,058          296,927
   Professional fees                                            55,902           94,591             98,921          169,165
   Other                                                       272,521          235,213            540,571          457,239
                                                          -------------    -------------      -------------    -------------
         TOTAL OTHER EXPENSES                                2,593,195        2,583,895          5,149,077        5,139,379
                                                          -------------    -------------      -------------    -------------

             Income before income taxes                      1,243,954        1,118,754          2,522,413        2,331,355
Income tax expense                                             506,904          446,681          1,019,018          931,697
                                                          -------------    -------------      -------------    -------------

         NET INCOME                                        $   737,050          672,073        $ 1,503,395        1,399,658
                                                          =============    =============      =============    =============
Net income per average common share
         Basic                                                    1.84             1.70               3.76             3.52
         Diluted                                                  1.79             1.69               3.65             3.49

Average common shares - basic                                  400,191          395,271            399,639          397,538
Average common shares - diluted                                412,357          398,569            411,805          400,912



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                          Common                           Treasury                          Other
                                           Stock         Additional         Stock                        Comprehensive
                                    ------------------    Paid-in    ----------------------   Retained       Income
                                     Shares     Value     Capital     Shares        Cost      Earnings       (Loss)        TOTAL

                                    ------------------------------------------------------------------------------------------------

Balance at September 30, 2003        434,775     4,347    5,067,332   33,225     (2,180,421)   28,983,883      78,234    31,953,375

   Purchase of treasury stock              -         -            -    6,849       (541,071)            -           -      (541,071)

   Issuance of common stock            3,685        37      187,438        -              -             -           -       187,475

   Dividends - $1.50 per share             -         -            -        -              -      (595,984)          -      (595,984)

   Comprehensive income:
      Unrealized loss on
        investment securities, net
        of taxes                           -         -            -        -              -             -     (68,461)            -
      Net income                           -         -            -        -              -     3,057,051           -             -

                Total                                                                                                     2,988,590
                                    ------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2004        438,460   $ 4,384   $5,254,770   40,074    $(2,721,492) $ 31,444,950    $  9,773   $33,992,385

   Purchase of treasury stock                                              -              -             -           -             -

   Issuance of common stock            2,330        23      148,276        -              -             -           -       148,299

   Dividends - $0.70 per share             -         -            -        -              -      (280,088)          -      (280,088)

   Comprehensive income:
      Unrealized loss on
        investment securities, net
        of taxes                           -         -            -        -              -             -    (189,905)     (189,905)
      Net income                           -         -            -        -              -     1,503,395           -     1,503,395

                Total
                                    ------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2005
(UNAUDITED)                          440,790   $ 4,407   $5,403,046   40,074    $(2,721,492) $ 32,668,257   $(180,132)  $35,174,086
                                    ================================================================================================



                                                                                  For the Six Months Ended
                                                                                          March 31,
                                                                                ----------------------------
      Reconciliation of Other Comprehensive Income (Loss)                          2005               2004
                                                                                ------------    ------------
      Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during period                 $  (300,220)        155,263

      Related taxes                                                                 120,088         (62,105)
                                                                                ------------    ------------
      Plus: Reclassification adjustments for net
        gains (losses) in net income                                                      -               -

      Related taxes                                                                       -               -
                                                                                ------------    ------------

           Total other comprehensive income (loss)                              $  (180,132)         93,158
                                                                                ============    ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED MARCH 31,
                                                                            --------------------------------------
                                                                                 2005                   2004
                                                                              (UNAUDITED)            (unaudited)
Cash Flows From Operating Activities
   Net income                                                                $   1,503,395              1,399,658
   Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation and amortization                                                291,058                296,927
      Gain on disposal of equipment                                                      -                (15,099)
      Gain on sale of loans                                                       (270,841)              (338,774)
      Net amortization of investment premiums                                       93,396                311,962
      Provision (benefit) for deferred taxes                                       126,603                 (9,948)
      FHLB stock dividend                                                          (44,000)               (27,100)
      Changes in assets and liabilities
        Proceeds from sale of loans held for sale                               15,882,123             20,281,912
        Originations of loans held for sale                                    (15,811,186)           (17,521,723)
        Accrued interest receivable                                                (15,437)                85,723
        Prepaid expenses and other assets                                         (620,573)              (244,510)
        Accounts payable
          and accrued liabilities                                                   67,428                 92,387
                                                                            ---------------        ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,201,966              4,311,415
                                                                            ---------------        ---------------
Cash Flows From Investing Activities
   Decrease (increase) in interest-bearing deposits in banks                    (3,783,692)             3,935,622
   Proceeds from maturities and principal paydowns of
     investment securities held-to-maturity                                     12,250,000             10,968,407
   Principal payments on mortgage backed investment
     securities held-to-maturity                                                    15,348                 17,035
   Proceeds from sales, maturities and principal paydowns of
     investment securities available-for-sale                                      500,000              2,875,000
   Purchases of investment securities available-for-sale                        (7,468,362)           (12,870,942)
   Principal payments on mortgage backed investment
     securities available-for-sale                                                 411,303              1,325,164
   Net increase in loans                                                       (10,557,736)            (5,498,374)
   Increase in real estate owned, net                                              (10,000)               (48,900)
   Purchase of Federal Home Loan Bank stock                                              -                (12,200)
   Purchases of property and equipment                                            (386,730)            (2,243,219)
   Proceeds from the sale of property and equipment                                105,184                162,573
                                                                            ---------------        ---------------
      NET CASH USED BY INVESTING ACTIVITIES                                     (8,924,685)            (1,389,834)
                                                                            ---------------        ---------------
Cash Flows From Financing Activities
   Net (decrease) increase in savings, certificates of deposit and
     demand accounts                                                            (3,331,072)               996,738
   Decrease in advance payments by borrowers                                       (26,010)              (325,017)
   Proceeds from issuance of common stock                                          148,299                 27,324
   Net change in FHLB advances                                                   4,463,336             (2,193,698)
   Purchase of treasury stock, net                                                       -               (541,071)
   Cash dividends paid or declared                                                (280,088)              (197,599)
   Proceeds from sale of Sub debt                                                7,217,000                      -
                                                                            ---------------        ---------------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           8,191,465             (2,233,323)
                                                                            ---------------        ---------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 2005                   2004
                                                                              (UNAUDITED)            (unaudited)
INCREASE IN CASH ON HAND AND IN BANKS                                        $     468,746                688,258

Cash on hand and in banks at beginning of period                                 9,528,244              6,821,377
                                                                            ---------------        ---------------

CASH ON HAND AND IN BANKS AT MARCH 31                                        $   9,996,990              7,509,635


SUPPLEMENTAL DISCLOSURES

Cash paid during the year for
     Interest on deposits and advances                                       $    2,613,447             2,885,272
     Income taxes                                                                 1,135,232               862,693

Unrealized gain (loss), net of deferred taxes, on
     available-for-sale securities (other comprehensive income)                    (180,132)               93,158





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The financial statements include the accounts of First Federal Banc of the Southwest, Inc. (the "Company") and its wholly owned subsidiary, First Federal Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. First Federal NM Trust I ("Trust I") is a wholly owned subsidiary of the Company, and is not consolidated in these financial statements (see Note 3 below for additional information).

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements contain all adjustments (consisting only of normal reoccurring adjustments) necessary to present fairly the financial condition of First Federal Banc of the Southwest, Inc. as of March 31, 2005, and the results of operations for all interim periods presented. Operating results for the six months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements and related notes of the Company for the fiscal year ended September 30, 2004 filed on Form S-4.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS AND REGULATORY DEVELOPMENTS

        In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS, which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

        In April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC's new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The SEC's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

NOTE 3. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

        The following table presents details on the junior subordinated debt owed to the unconsolidated trust as of March 31, 2005:

        ------------------------------------------------------------ --------------------
        Date of Issue                                                  January 19, 2005
        ------------------------------------------------------------ --------------------
        Amount of trust preferred securities issued                   $   7,000,000
        ------------------------------------------------------------ --------------------
        Rate on trust preferred securities                                5.7%
        ------------------------------------------------------------ --------------------
        Maturity                                                          March 15, 2035
        ------------------------------------------------------------ --------------------
        Date of first redemption                                          March 15, 2010
        ------------------------------------------------------------ --------------------
        Common equity securities issued                              $    217,000
        ------------------------------------------------------------ --------------------
        Junior subordinated deferrable interest debentures owed      $    7,217,000
        ------------------------------------------------------------ --------------------
        Rate on junior subordinated deferrable interest debentures        5.7%
        ------------------------------------------------------------ --------------------

        On January 19, 2005, the Trust, being Delaware statutory business trust, issued trust preferred securities (the "trust preferred securities") in the amount and at the rate indicated above. These securities represent preferred beneficial interests in the assets of the Trusts. The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trust also issued common equity securities to First Federal in the amounts indicated above. The Trust used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the "debentures") issued by the Company, which have terms substantially similar to the trust preferred securities. The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to 20 consecutive quarterly periods with respect to each interest payment deferred. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company plans to use the proceeds from the sale of the debentures, in part, to fund the cash portion of the acquisition of GFSB Bancorp, Inc.

        First Federal owns all of the outstanding common stock of the Trust. The Trust is considered a variable interest entity (VIE) under Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. Because First Federal is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company.

        Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company on a limited basis. The obligations of the Company under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the trust preferred securities.

NOTE 4. STOCK OPTION PLANS

        In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured at each reporting date through settlement date. The changes in accounting will replace existing requirements under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS, would remain unchanged.

        The Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

NOTE 5. EARNINGS PER SHARE

        Earnings per share are presented pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

        Diluted earnings per share are computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plans and recognition and retention plan.

NOTE 6. PROPOSED ACQUISITION

        On August 25, 2004, the Company announced that it had signed a definitive agreement to acquire GFSB, Bancorp, Inc. (GFSB), parent holding company of Gallup Federal Savings and Loan Association, Gallup, New Mexico. As of June 30, 2004, GFSB reported total assets of $232 million.

        Under the terms of the agreement, each share of GFSB will be valued at $20 per share. The GFSB shareholders can select either cash or stock in the Company subject to an overall requirement that 51% of the share must be converted to Company stock. The transaction is subject to various terms and conditions, including approval by the majority of shareholder of both companies and approval by the appropriate regulatory agencies. In conjunction with the transaction, the Company has agreed to register its common stock with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. In addition, the Company will use its best efforts in attempting to be listed on the NASDAQ stock exchange.

        Subject to the various terms and conditions of the definitive agreement, the Company anticipates consummation of the transaction in the second quarter of 2005.

NOTE 7. SUBSEQUENT EVENTS

        On May 11, 2005 the Company held a special meeting of the stockholders to vote on the Agreement and Plan of Merger between the Company and GFSB Bancorp, Inc. The Plan was approved and adopted by approximately 91% of the stockholder vote. On May 18, 2005 the stockholders of GFSB Bancorp, Inc., held a special meeting and also approved the Agreement and Plan of Merger with the Company with an affirmative vote of approximately 75%.

        In conjunction with the proposed acquisition, on May 23, 2005, the Company, through a new wholly owned subsidiary, First Federal NM Trust II, issued $3,000,000 of Trust Preferred Securities. These securities provide for quarterly interest payments, beginning June 15, 2005 (in arrears), September 15, December 15 and March 15 until maturity at June 15, 2035. The interest rate is fixed at 6.145% until June 15, 2010; thereafter, the rate is variable per annum, reset quarterly, equal to LIBOR plus 1.85%. Among various other terms and conditions, the securities can be redeemed on or after June 15, 2010, with no premium for the redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

        The information contained in this report may contain forward-looking statements about the Company's growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information is based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, competitive pressures, pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Securities and Exchange Commission and/or the Office of Thrift Supervision, and customer acceptance of the Company's products and services. A significant additional risk that may affect future results is the successful integration of GFSB Bancorp, Inc.'s consolidated operations into the Company and the Company's ability to consolidate operations, systems and to eliminate redundancies and costs. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

        The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements set forth in the consolidated financial statements as of September 30, 2004 which were filed on Form S-4. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include The Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in The Company's market areas and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

FINANCIAL CONDITION

MARCH 31, 2005 COMPARED TO SEPTEMBER 30, 2004.

        Total assets increased by approximately $9.5 million, or 2.8% from $348.1 million as of September 30, 2004 to $357.6 million as of March 31, 2005. The increase was primarily due to increases in net loans of approximately $10.6 million, available-for-sale investment securities of $6.2 million, and interest bearing deposits of $3.8 million. Offsetting the increase was a decline of $12.4 million in held-to-maturity investment securities.

        Total gross loans, excluding loans held for sale, increased $10.2 million, or 4.0% from $254.3 million as of September 30, 2004 to $264.5 million as of March 31, 2005. The increase in loans was primarily in construction and consumer loans. The net growth in loans reflect an increase of $4.7 million in construction loans, $3.1 million in consumer loans, $1.9 million in residential first mortgage loans, and $1.0 million in commercial real estate loans offset by a $600,000 decline in other commercial loans. The increase in construction loans was due to additional lending officers in the Las Cruces area generating single family residential construction loans with local area homebuilders. The majority of these loans are made to the homebuilders after the home is pre-sold. Consumer loan growth was primarily driven by a $5.4 million increase in home equity loans offset by a $1.5 million decline in other consumer loans and a $700,000 decrease in auto loans. During this period, the Company was offering a new variable rate home equity loan product and was experiencing favorable participation in most markets.

        Investment securities declined $6.1 million, or 14.9%, from $41.2 million as of September 30, 2004 to $35.1 million as of March 31, 2005. The decrease was due primarily to a $12.3 million decline in government and federal agency held to maturity securities, a $466,000 decline in mortgaged-backed available for sale securities offset by a $6.7 million increase in government and federal agency available for sale securities. the Company continues the practice of placing most of our new purchases of investment securities in the available for sale designation. In the current rising interest rate environment, management has not moved aggressively into long-term investments.

        Interest-bearing deposits with banks increased $3.8 million, or 13.5%, to $31.7 million as of March 31, 2005 from $27.9 million as of September 30, 2004. Other Federal Fund deposits increased $6.0 million, or 35.3% from $17.0 million as of September 30, 2004 to $23.0 million as of March 31, 2005. FHLB demand deposits declined $2.4 million, or 27.9% from $8.7 million as of September 30, 2004 to $6.3 million at March 31, 2005.

        Deposits declined $3.3 million, or 1.3% from $254.4 million as of September 30, 2004 to $251.1 million as of March 31, 2005. The decrease in deposits reflected the decline in savings and money market accounts of $8.9 million and certificate of deposits of $586,000 offset by increases in non-interest bearing deposits of $2.0 million and interest bearing demand deposits of $4.1 million. As the Federal Reserve Board has raised short term interest rates, depositors with funds in savings accounts have begun to seek alternate investments. As of March 31, 2005, First Federal Bank had not increased the rates on savings accounts for at least three years. The institution monitors deposit rates across its markets and will act accordingly to maintain deposits commensurate with the need to fund assets that will produce a positive spread for the institution. As a result of the loan growth and the evaluation of funding sources for certain long term loans, Federal Home Loan Bank ("FHLB") borrowings increased $4.5 million, or 7.9% from $57.3 million as of September 30, 2004 to $61.8 million as of March 31, 2005.

        On January 19, 2005, the Company, through the new wholly owned subsidiary, First Federal NM Trust I, issued $7,217,000 of Trust Preferred Securities. These securities provide for quarterly interest payments, beginning March 15, 2005 (in arrears), June 15, September 15, and December 15 until maturity at March 15, 2035. The interest rate is fixed at 5.7% until March 15, 2010; thereafter, the rate is variable per annum, reset quarterly, equal to LIBOR plus 1.85%. Among various other terms and conditions, the securities can be redeemed on or after March 15, 2010, with no premium for the redemptions.

        At March 31, 2005, the allowance for loan loss declined only $11,000 from the September 30, 2004 balance of $2.2 million. The $2.2 million allowance for loan losses at March 31, 2005 was 0.9% of net loans and 356.4% of non-performing loans. Non-performing loans decreased $116,000 from $745,000 as of March 31, 2004 to $629,000 as of March 31, 2005. As of March 31, 2005,
management deemed the allowance adequate to cover probable losses in the portfolio.

        Stockholders' equity increased $1.2 million, or 3.5%, to approximately $35.2 million as of March 31, 2005 compared to $34.0 million as of September 30, 2004. This net increase is attributable to an increase in net income for the period of approximately $1.5 million and an increase of $148,000 in additional paid in capital from the exercise of stock-options. Those increases in equity were offset by cash dividends paid and/or declared of approximately $280,000.

RESULT OF OPERATIONS

        The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of non-interest income including fee income and service charges, and is also affected by the level of its non-interest expense including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

        NET INCOME. Net income increased by approximately $65,000 from $672,073 for the three months ending March 31, 2004 to $737,050 for the three months ending March 31, 2005. The increase was primarily due to an increase in net interest income of $139,000, and a $9,000 decrease in non-interest expense which was partially offset by a decline of $5,000 in non-interest income and a $60,000 increase in income tax expense. Net income increased $104,000 for the six months ending March 31, 2005 from $1,399,658 as of March 31, 2004 to $1,503,395 as of
March 31, 2005. The increase was primarily due to an increase in net interest income of $266,000, offset by declines of $66,000 in non-interest income, $10,000 increase non-interest expense, and a $87,000 increase in income tax expense.

        NET INTEREST INCOME. Net interest income before loan loss provision increased $139,000 from approximately $3.2 million for the three months ending March 31, 2004 to $3.4 million for the three months ending March 31, 2005. During the six months ending March 31, 2005, net interest income improved $266,000 from $6.5 million as of March 31, 2004, to $6.7 million as of March 31, 2005. The improvement to net interest income for the six months ended March 31, 2005 was attributed to an increase in interest income of $97,000 along with a decline of $169,000 in interest expense. The increase in interest income was due to an increase in the average balance of loans and a slight decrease in the yield paid on interest-bearing liabilities during the period. The average balance of all interest-earning assets declined $10.4 million from $338.9 million for the six months ending March 31, 2004 to $328.5 million for the six months ending March 31, 2005. Interest-earning assets declined primarily due to a decrease in the average balance of investment securities of $13.1 million offset by a $5.8 million increase in the average balance of loans. The average tax equivalent yield on interest-earning assets was 5.3% for the six months ending March 31, 2005 as compared to 5.2% for the six months ending March 31, 2004.

        As lower average rates paid on interest-bearing liabilities continued, interest expense remained relatively flat from prior year at approximately $1.4 million for the three months ending March 31, 2005. Interest expense for the six months ending March 31, 2005 declined $169,000 from $2.9 million for the six months ending March 31, 2004 to $2.7 million for the same period March 31, 2005. The average rate paid on interest-bearing liabilities declined from 2.0% for the six months ending March 31, 2004 to 1.9% for the same period ending March 31, 2005. The average balance of borrowings remained flat in the six months ending March 31, 2005 as compared to the same period prior year, while the average cost declined slightly from 4.6% to 4.5%.

        PROVISION FOR LOAN LOSS. There was no provision for loan loss for any of the periods presented based on management's overall assessment of the adequacy of the allowance for loan loss. Although the institution maintains its allowance for loan losses at a level it considers adequate to provide for probable losses as discussed earlier, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods.

        OTHER INCOME. Total other income declined approximately $5,000 from $472,000 during the three months ending March 31, 2004 to $467,000 during the three months ending March 31, 2005. Other income declined $66,000 during the six months ending March 31, 2005 from $993,000 to $928,000. The decline is primarily attributed to a $68,000 decline in the gain on sale of residential mortgage loans as a result of lower originations of long-term residential mortgage loans.

        NON-INTEREST EXPENSE. Non interest expense remained relatively flat to prior year results for both the three and six month periods presented. Compensation and benefits expense increased $43,000 and $12,000, respectively during the three months ending March 31, 2005 and $105,000 and $6,000 during the six months ending March 31, 2005 over the same period prior year. The increase during the six month period was offset by declines of $17,000 in occupancy expense, $31,000 in data processing, $48,000 in advertising, $70,000 in professional fees, and $14,000 in postage expenses.

        Compensation and benefit expense increased $43,000 in three months ending March 31, 2005 and $105,000 in the six months ending March 31, 2005 as compared to the same periods in 2004. These increases were due to increased staffing levels from prior year. As previously noted, additional lending staff was added to the Las Cruces market.

        Occupancy and equipment expense increased approximately $9,000 during the three months ending March 31, 2005 from the same period prior year, but declined $17,000 from the prior year during the six months ending March 31,

2005 primarily due to cost reductions in building and equipment repair and maintenance expense of $30,000 offset by an increase in building tax and insurance expense of $19,000.

        Advertising expense declined $13,000 during the three months ending March 31, 2005 from the three months ending March 31, 2004. During the six months ending March 31, 2005, advertising expense decreased $48,000 from the same period prior year. Advertising expenses were somewhat curtailed as the Company prepares to enter new markets with the upcoming acquisition.

        Data processing expense declined $17,000 during the three months ending March 31, 2005 from the three months ending March 31, 2004 and was $31,000 lower during the six months ending March 31, 2005 from the same period prior year. The Company attempts to control these costs as closely as possible.

        During the three months ending March 31, 2005, professional services declined $37,000 from the three months ending March 31, 2004. Professional services expense was $79,000 lower from the same period prior year during the six months ending March 31, 2005. The decline in the current period was primarily attributable to decreased legal fees associated with litigation that was settled in February 2004. That particular case incurred expenses of approximately $44,000 during the six month period ended March 2004. Also during the six month period ending March 31, 2004 the Company incurred recruiting fees of approximately $30,000. These two areas of expense were not experienced during the six months ended March 31, 2005.

        Other expense increased $37,000 and $79,000, respectively during the three months and six months ending March 31, 2005 from the same period's prior year. First Federal Bank implemented a mortgage brokerage program in the last quarter of fiscal year 2004 and the additional expense in the current periods is related to increased loan production and the associated brokerage commission of approximately $120,000.

        INCOME TAX EXPENSE. During the three months ending March 31, 2005, income tax expense increased $60,000 over the three months ending March 31, 2004. Income tax expense increased $87,000 as a result of higher pre-tax income during the six months ending March 31, 2005 over the same period prior year.

YIELD AND COST DATA.

        The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Yields are reported on a tax equivalent basis. Non-accruing loans have been included in the table as loans carrying a zero yield. Not included in interest income on loans are loan fees and other charges on loans totaling $976,000 for the six months ending March 31, 2005 and $957,000 for the six months ending March 31, 2004.

                                                                SIX MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------------------------
                                                        2005                                    2004
                                       ------------------------------------    ------------------------------------
                                         AVERAGE                                AVERAGE
                                       OUTSTANDING                 YIELD/     OUTSTANDING                  YIELD/
                                         BALANCE      INTEREST    RATE (3)      BALANCE       INTEREST    RATE (3)
                                       ----------    ----------  ----------    ----------    ----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans ...............................  $  257,074    $    7,906      6.2%      $  251,286    $    8,012      6.4%
Investment securities ...............      43,372           554      2.6%          56,442           597      2.1%
Interest-earning deposits ...........      28,047           303      2.2%          31,187           144      0.9%
                                       ----------    ----------  ----------    ----------    ----------  ----------
    Total interest-earning assets ...     328,493         8,763      5.3%         338,915         8,753      5.2%
Non-interest-earning assets .........      23,264                                  17,851
                                       ----------                              ----------
    Total assets ....................  $  351,757                              $  356,766
                                       ==========                              ==========

INTEREST-BEARING LIABILITIES
Savings .............................  $   88,074    $      314      0.7%      $   98,811    $      371      0.8%
NOW/Interest bearing checking .......      47,568            27      0.1%          45,119            35      0.2%
Money market ........................       7,370            13      0.4%           8,398            14      0.3%
Certificates of deposits ............      79,241         1,021      2.6%          81,103         1,104      2.7%
                                       ----------    ----------  ----------    ----------    ----------  ----------
    Total deposits ..................     222,253         1,375      1.2%         233,431         1,524      1.3%
FHLB advances .......................      58,635         1,271      4.3%          60,004         1,369      4.6%
Long-term subordinated debt .........       1,381            80      5.8%               -             -      0.0%
                                       ----------    ----------  ----------    ----------    ----------  ----------
    Total borrowings ................      60,016         1,351      4.5%          60,004         1,369      4.6%
Total interest-bearing liabilities ..     282,269         2,726      1.9%         293,435         2,893      2.0%
Non-interest-bearing liabilities ....      38,494                                  35,403
                                       ----------                              ----------
    Total liabilities ...............     320,763                                 328,838
Stockholders' equity ................      30,994                                  27,928
                                       ----------                              ----------
    Total liabilities and
         stockholders' equity .......   $ 351,757                              $  356,766
                                       ==========                              ==========

Net interest income .................                $    6,037                              $    5,860
                                                     ==========                              ==========
Net interest rate spread (1) ........                                3.4%                                    3.2%
Net interest-earning assets .........  $   46,224                              $   45,480
                                       ==========                              ==========
Net interest margin (2) .............                                3.7%                                    3.5%
Average interest-earning assets to
    interest bearing liabilities ....                              116.4%                                  115.5%

(1) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2) The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)  The yield has been annualized for comparable purposes.

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume ( i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e. , changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                               Six Months Ended March 31,
                                                      2005 vs. 2004
                                        ---------------------------------------
                                           Increase (Decrease)          Total
                                                 Due to               Increase
                                        ------------------------     (Decrease)
                                          Volume         Rate         Interest
                                        ----------    ----------     ----------
                                                    (IN THOUSANDS)
Interest-earning assets:
     Loans ..........................   $     185     $    (291)     $    (106)
     Investment securities ..........        (138)           95            (43)
     Interest-earning deposits ......         (14)          173            159
                                        ----------    ----------     ----------

         Total interest-earning
            assets ..................          32           (22)            10
                                        ----------    ----------     ----------

INTEREST-BEARING LIABILITIES:
     Passbook savings ...............          40            17             57
     NOW/Interest bearing checking ..          (2)           10              8
     Money Market Accounts ..........           2            (1)             1
     Certificates of deposit ........          25            58             83
                                        ----------    ----------     ----------
         Total deposits .............          65            84            149

     FHLB Advances ..................          31            67             98
     Long-term subordinated debt ....           -           (80)           (80)
                                        ----------    ----------     ----------
         Total borrowings ...........          31           (13)            18

         Total interest-bearing
            liabilities .............          97            70            167
                                        ----------    ----------     ----------

Change in net interest income .......     $   129     $      48      $     177
                                        ----------    ----------     ----------

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

        The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. When interest-bearing liabilities mature or reprice more quickly (liability sensitive) than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly (asset sensitive) than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the "yield curve" ( i.e. , a decline in the difference between long- and short-term interest rates) could adversely impact net interest income to the extent that The Company's assets have a longer average term than its liabilities.

        The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a portion of The Company's assets will decline in the event of an increase in interest rates. Historically, The Company's lending activity consisted primarily of one-to four-family mortgages with long terms and fixed rates. These assets are interest rate sensitive and therefore decline in value during a period of rising interest rates. Conversely, these assets can increase in value during a period of decreasing interest rates to the extent they do not prepay. As part of The Company's business strategy and asset/liability management policy, a primary focus of lending activity is the acquisition of variable rate and/or shorter term loans thereby decreasing interest rate risk and fluctuations in the value of The Company's assets. At March 31, 2005, The Company had approximately $110.3 million in variable rate loans.

        Economic Value of Equity ("EVE") analysis provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The degree of change between interest rate shock levels is a measure of the volatility of value risk. The following table sets forth, as of March 31, 2005, the estimated changes in First Federal Bank's EVE in the event of the specified instantaneous changes in interest rates.

ECONOMIC VALUE OF EQUITY

-------------------------------------------------------------
   Change in
 Interest Rates     Estimated     Amount of      Percent
 (Basis Points)        EVE          Change       Change
-------------------------------------------------------------
                    (Dollars in Thousands)
-------------------------------------------------------------
      +300          $ 53,560      $ (1,175)        (3%)
       200            54,373          (662)        (1%)
       100            54,939           (96)         0%
        0             55,035             0          0%
      -100            53,907        (1,128)        (2%)
-------------------------------------------------------------

        Certain assumptions were employed in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates varied by categories and rate environment, deposit decay rates varied by categories and rate environment and the market values of certain assets under the various interest rate scenarios. In addition, an intangible asset is created that approximates the value of the deposits at $18.5 million as of March 31, 2005. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that The Company's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of funds are deposits and borrowings, scheduled payments and prepayment of loan principal and mortgage-backed securities, scheduled payments and maturities of investment securities and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by general interest rates, floors and caps on loan rates, general economic conditions and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with less expensive alternative sources of funds, such as FHLB borrowings.

        The primary investing activities of The Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. As of the six months ending March 31, 2005, and March 31, 2004, The Company had loan originations net of principal repayments of $10.5 million, and $5.5 million, respectively. Proceeds of loan repayments, the maturity or sale of securities, deposits and FHLB advances funded a substantial portion of loan originations.

        The primary financing activities of The Company are deposits and borrowings. During the six months ending March 31, 2005, The Company experienced a net decrease in deposits of $3.3 million compared to a net increase of $1.0 million experienced during the six months ending March 31, 2004. Certificates of deposits as of March 31, 2005 maturing within one year total $45.6 million. Management expects most of these deposits to remain with the Bank. During the three months ending March 31, 2005, and the six months ending March 31, 2005, The Company's net financing activity (proceeds less repayments) with the FHLB totaled $4.5 million, and ($2.2) million, respectively.

        The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on The Company's operating, financing and investing activities during any given period. At September 30, 2004 and March 31, 2005, cash and cash equivalents totaled $9.5 million and $10.0 million, respectively.

        Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If The Company requires funds beyond its ability to generate them internally, the Bank has additional borrowing capacity with the FHLB of Dallas which is, in the opinion of management, adequate to provide any funds needed.

        At September 30, 2004, The Company had outstanding loan commitments totaling $26.7 million and $28.8 million as of March 31, 2005. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

        First Federal Bank is required to maintain minimum levels of regulatory capital. At March 31, 2005, First Federal Bank exceeded all of the capital requirements.


IMPACT OF INFLATION AND CHANGING PRICES

        The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of The Company's operations. Nearly all the assets and liabilities of The Company are financial, unlike most industrial companies. As a result, The Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

ITEM 3.  CONTROLS AND PROCEDURES

        The Company has interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer and the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. In addition, the Chief Executive Officer and Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

        The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The annual meeting of Shareholders (the "Meeting") of First Federal Banc of the Southwest, Inc. was held on January 26, 2005. The matters approved by the shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of absentions) as to each matter are as follows:

         Proposals                         For        Against       Withheld     Abstain
         ---------                         ---        -------       --------     --------

         (1) Election of the following
         directors for terms to expire
         in 2008:

         Michael A. McMillan               321,104    ---           1,570        ---
         Arturo Juarado                    322,674    ---           ---          ---
         Marc Reischman                    207,177    ---           115,497      ---

         (2) Ratification of the
         amendment to the Company's
         Certificate of Incorporation      204,764    117,447       ---          77,362

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS.

3.1      Certificate of Incorporation of First Federal Banc of the Southwest,
         Inc.*

3.2      Bylaws of First Federal Banc of the Southwest, Inc.*

4.1      Form of Common Stock Certificate of First Federal Banc of the
         Southwest, Inc.*

10.1     Form of Employment Agreement with Jerry R. Spurlin*

10.2     Form of Employment Agreement with William W. Head, Jr.*

10.3     Form of Employment Agreement with Leonard C. Scalzi*

10.5 Purchase Agreement, dated as of May 9, 2003, by and between First Federal Bank and Aubrey L. Dunn, Jr.*

10.6     Form of Change in Control Agreement with Debra S. Fischer*

10.7     Form of Change in Control Agreement with Ginger R. Palmer*

21       Subsidiaries of First Federal Banc of the Southwest, Inc.*

31.1 Certification of Aubrey L. Dunn, Jr. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 Certification of George A. Rosenbaum, Jr. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 Certification of Aubrey L. Dunn, Jr. pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of George A. Rosenbaum, Jr. pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

--------------------------
* Filed as Exhibit to Registration Statement on Form S-4 (File No. 333-120729)

                                   SIGNATURES



        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
                                       REGISTRANT



Date:    May 31, 2005                  /s/ Aubrey L. Dunn, Jr.
     ----------------------------      -----------------------------------
                                       Aubrey L. Dunn, Jr.
                                       President and Chief Executive Officer

Date:    May 31, 2005                  /s/ George A. Rosenbaum, Jr.
     ----------------------------      -----------------------------------
                                       George A. Rosenbaum, Jr.
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
------

31.1 Certification of Aubrey L. Dunn, Jr. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 Certification of George A. Rosenbaum, Jr. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 Certification of Aubrey L. Dunn, Jr. pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2         Certification of George A. Rosenbaum, Jr. pursuant to 18 U.S.C.
             1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002