Form 10QSB
period 2005-06-30
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2005-08-15
CIK 1060939

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-51243

First Federal Banc of the Southwest, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	85-0453611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

300 North Pennsylvania Avenue, Roswell, New Mexico 88201

(Address of principal executive offices)

(505) 622-6201

(Issuer’s telephone number including area code)

N/A

(Former name, address, and fiscal year, if changed since last report)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    ☒  Yes    ☐  No

(2)    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity as of August 1, 2005.

3,930,293 shares of common stock, par value $0.01 per share

Transitional Small Business Disclosure Format (check one),    ☐  Yes    ☒  No

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2005 Compared to September 30, 2004

	June 30, 2005	September 30, 2004
	(Unaudited)
	($ in thousands)
ASSETS
Cash and due from banks	$16,890	9,528
Interest-bearing deposits with banks	25,709	27,944
Held-to-maturity investment securities	5,776	23,214
Available-for-sale investment securities	71,078	18,534
Loans held for sale	1,721	1,777
Loans receivable, net	413,188	251,662
Accrued interest receivable	2,090	1,289
Federal Home Loan Bank stock, at cost, restricted	6,311	3,270
Property, equipment, and construction in progress, net	13,102	10,090
Core Deposit Intangible, net	2,987	—
Goodwill	2,124	409
Other assets	2,876	337

Total assets	$563,852	348,054

See Notes to Consolidated Financial Statements.

	June 30, 2005	September 30, 2004
	(Unaudited)
	($ in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Savings, certificates of deposit and demand accounts	$388,019	254,393
Advances from the Federal Home Loan Bank	107,768	57,329
Escrows from borrowers for taxes and insurance	932	713
Sold under Agreements to Repurchase	3,724	—
Accrued and other liabilities	4,869	1,627
Long-term subordinated debt	10,310	—

Total liabilities	515,622	314,062

Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 6,000,000 shares authorized; 4,250,885 shares issued and outstanding in 2005, and 3,507,680 shares issued and outstanding in 2004	43	35
Additional paid-in capital	17,636	5,223
Retained earnings	33,527	31,445
Accumulated other comprehensive income	(255)	10

	50,951	36,713
Treasury stock, at cost, 320,592 at 2005 and 2004, respectively	(2,721)	(2,721)

Total stockholders’ equity	48,230	33,992

Total liabilities and stockholders’ equity	$563,852	348,054

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended June 30, 2005 and 2004

	For Three Months Ended June 30,		For Nine Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
Interest Income
Interest and fees on loans	$5,379	4,358	$13,990	12,989
Interest on investment securities	364	278	874	847
Interest and dividends on other investments	193	79	541	251

Total interest income	5,936	4,715	15,405	14,087

Interest Expense
Deposits	928	739	2,303	2,263
Borrowed funds	949	680	2,299	2,049

Total interest expense	1,877	1,419	4,602	4,312

Net interest income before provision for loan losses	4,059	3,296	10,803	9,775
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	4,059	3,296	10,803	9,775

Other Income
Fees for other services to customers	253	206	656	657
Gain on sale of loans	127	118	398	457
Other	137	124	391	327

Total other income	517	448	1,445	1,441

Other Expenses
Compensation and related benefits	1,964	1,572	5,067	4,570
Occupancy	241	196	680	652
Data processing	148	120	379	382
Advertising	41	54	98	159
Telephone	38	53	142	156
Postage	30	46	113	142
Printing and supplies	72	50	166	137
Employee expenses	73	47	180	155
Depreciation and amortization	168	158	459	451
Professional fees	80	33	179	202
Other	282	238	824	702

Total other expenses	3,137	2,567	8,287	7,708

Income before income taxes	1,439	1,177	3,961	3,508
Income tax expense	580	471	1,599	1,402

Net income	$859	706	$2,362	2,106

Net income per average common share
Basic	$0.25	$0.22	$0.72	$0.66
Diluted	$0.24	$0.21	$0.68	$0.62
Average common shares - basic	3,387,719	3,161,568	3,272,913	3,174,686
Average common shares - diluted	3,587,413	3,369,971	3,472,607	3,383,089

See Notes to Consolidated Financial Statements.

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2005 and the Year September 30, 2004

(In thousands except common and treasury stock)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value		Shares	Cost
Balance at September 30, 2004	3,507,680	$35	$5,223	320,592	$(2,721)	$31,445	$10	$33,992
Stock issued for acquisition of GFSB Bancorp, Inc	720,765	7	12,229					12,236
Stock issued for stock options	22,440	0.224	184					184
Dividends - $0.70 per share						(280)		(280)
Comprehensive income:
Change in unrealized gain on investment securities, net of taxes							(265)	—
Net income						2,362		—
Total								2,097

Balance at June 30, 2005	4,250,885	$43	$17,636	320,592	$(2,721)	$33,527	$(255)	$48,230

	For the Nine Months Ended June 30,
	2005	2004
	(In thousands)
Reconciliation of Other Comprehensive Income (Loss)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$(442)	$137
Related taxes	177	(55)

Plus: Reclassification adjustments for net gains (losses) in net income	—	—
Related taxes	—	—

Total other comprehensive income (loss)	$(265)	$82

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2005 and 2004

	2005	2004
	($ in thousands)
Cash Flows From Operating Activities
Net income	$2,362	2,106
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	451	451
Loss on disposal of equipment	—	(15)
Gain on sale of loans	(398)	(457)
Net amortization of investment premiums	298	432
FHLB Stock Dividend	(99)	(39)
Changes in assets and liabilities
Proceeds from sale of loans held for sale	23,287	36,629
Originations of loans held for sale	(22,833)	(38,129)
Accrued interest receivable	33	78
Prepaid expenses and other assets	(1,000)	(107)
Accounts payable and accrued liabilities	2,010	(46)
Provision for deferred taxes	177	107

Net cash provided by operating activities	4,288	1,010

Cash Flows From Investing Activities
Decrease in interest-bearing deposits in banks	2,524	6,075
Proceeds from maturities and principal paydowns of investment securities held-to-maturity	17,551	15,484
Purchases of investment securities held-to-maturity	(225)	—
Proceeds from sales, maturities and principal paydowns of investment securities available-for-sale	2,000	3,375
Purchases of investment securities available-for-sale	(8,910)	(20,371)
Principal payments on mortgage backed investment securities available-for-sale	1,762	1,624
Net increase in loans	(22,135)	(4,040)
Net cash paid for acquisition of GFSB	(4,355)	—
Purchase of trust preferred common securities	(310)	—
Purchase of FHLB stock	—	(134)
Purchases of property and equipment	(1,060)	(2,260)
Proceeds from the sale of property and equipment	128	130

Net cash used by investing activities	(13,030)	(117)

Cash Flows From Financing Activities
Net (decrease) increase in savings, certificates of deposit and demand accounts	4,271	(1,486)
Increase (decrease) in advance payments by borrowers	(74)	(264)
Proceeds from conversion of stock options	184	27
Proceeds from FHLB advances	15,490	3,384
Repayments on FHLB advances	(13,798)
Purchase of treasury stock, net	—	(541)
Cash dividends paid or declared	(280)	(198)
Proceeds from sale of Sub debt	10,310	—

Net cash provided by financing activities	16,103	922

See Notes to Consolidated Financial Statements.

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended June 30, 2005 and 2004

	2005	2004
Increase in cash on hand and in banks	$7,361	1,815
Cash on hand and in banks at beginning of year	9,529	6,821

Cash on hand and in banks at June 30	$16,890	8,636

Supplemental disclosures
Cash paid during the year for
Interest on deposits and advances	$3,931	4,362
Income taxes	1,183	1,433
Decrease in unrealized loss, net of deferred taxes, on available-for-sale securities (other comprehensive income)	(265)	(82)
Significant changes incident to acquisition of GFSB:
Investment securities	48,024	—
Loans	139,560	—
FHLB Stock	2,942	—
Premises and equipment	2,523	—
Intangible assets	4,730	—
Other assets	2,190
Other liabilities	(5,250)	—
Deposits	(129,354)	—
FHLB Advances	(48,774)	—
Common stock and additional paid in capital	(12,236)	—

See Notes to Consolidated Financial Statements.

FIRST FEDERAL BANC OF THE SOUTHWEST, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of First Federal Banc of the Southwest, Inc. (the “Company”) and its wholly owned subsidiary, First Federal Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. First Federal NM Trust I and First Federal NM Trust II (“Trust I” and “Trust II”) are wholly owned subsidiaries of the Company and are not consolidated in these financial statements (see Note 3 below for additional information).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements contain all adjustments (consisting only of normal reoccurring adjustments) necessary to present fairly the financial condition of First Federal Banc of the Southwest, Inc. as of June 30, 2005, and the results of operations for all interim periods presented. Operating results for the nine months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements and related notes of the Company for the fiscal year ended September 30, 2004 filed on Form S-4.

All references to common stock issued, outstanding, or held in treasury and per share data have been restated to reflect the eight–for-one stock split that was affected on May 20, 2005. This restated information is presented to provide consistency between the periods reported.

Note 2.	Recent Accounting Pronouncements and Regulatory Developments

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-3, Accounting for Certain Loan or Debt Securities Acquired in a Transfer. The SOP requires loans acquired in a transfer to be accounted for at fair value. No allowance for loan losses or other valuation is permitted at the time of acquisition. The provisions of the SOP are required to be adopted for fiscal years beginning after December 15, 2004, although early adoption is permitted. The Company has elected to not participate in early adoption and will comply with this SOP for the fiscal year beginning after September 30, 2005.

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Note 3.	Junior Subordinated Debt Owed to Unconsolidated Trusts

The following table presents details on the junior subordinated debt owed to the unconsolidated trusts as of June 30, 2005:

	Trust I	Trust II
Date of Issue	January 19, 2005	May 23, 2005
Amount of trust preferred securities issued	$7,000,000	$3,000,000
Rate on trust preferred securities	5.7%	6.145%
Maturity	March 15, 2035	June 15, 2035
Date of first redemption	March 15, 2010	June 15, 2010
Common equity securities issued	$217,000	$93,000
Junior subordinated deferrable interest debentures owed	$7,217,000	$3,093,000
Rate on junior subordinated deferrable interest debentures	5.7%	6.145%

In 2005, the Trusts, each being a Delaware statutory business trust, issued trust preferred securities (the “trust preferred securities”) in the amounts and at the rates indicated above. These securities represent preferred beneficial interests in the assets of the Trusts. The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trusts also issued common equity securities to the Company in the amounts indicated above. The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the “debentures”) issued by the Company, which have terms substantially similar to the trust preferred securities. The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to 20 consecutive quarterly periods with respect to each interest payment deferred. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company used the proceeds from the sale of the debentures, in part, to fund the cash portion of the acquisition of GFSB Bancorp, Inc., as discussed in Note 6, below.

First Federal owns all of the outstanding common stock of the Trusts. Each Trust is considered a variable interest entity (VIE) under Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company on a limited basis. The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreements establishing the Trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities.

Note 4.	Stock Option Plans

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments, including options and restricted stock awards, generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured at each reporting date through the settlement date. The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.

The employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation costs are reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Note 5.	Earnings per Share

Earnings per share are presented pursuant to the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

Diluted earnings per share are computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company’s stock option plans and recognition and retention plan.

All earnings per share computations are presented on a split-adjusted basis to reflect the 8-1 stock split that was completed on May 20, 2005.

Note 6.	Acquisition

After the close of business on May 31, 2005, the Company completed its acquisition of GFSB Bancorp, Inc. pursuant to the terms of an Agreement and Plan of Merger by and between GFSB and the Company (the “Merger Agreement”). The following table depicts select balances of GFSB as of May 31, 2005:

May 31, 2005 (1)
(In thousands)
Cash and due from banks	$7,404
Available for sale investment securities	24,516
Available for sale mortgage-backed securities	23,285
Loans receivable, net	139,604
Total assets	202,486

Demand deposits and NOW accounts	32,727
Savings and money market accounts	22,834
Time deposits	73,915
Advances from Federal Home Loan Bank	48,154
Total stockholders’ equity	19,606

(1)	Amounts are book value.

Pursuant to the Merger Agreement, all shareholders of GFSB who properly elected and surrendered their GFSB shares received in exchange for each of their shares either $20 in cash, 1.17806 shares of the Company’s common stock, or a combination of the merger consideration (51% stock and 49% cash). Those shareholders not properly electing pursuant to the Merger Agreement received merger consideration for each of their shares of $6.0588 in cash and 0.821178789 shares of common stock. Additionally, all outstanding stock options for GFSB officers and directors were cancelled by providing merger consideration for the difference between the strike price of the option and $20.

The Merger Agreement stated the value of each share of common stock of the Company was $16.977. The Company issued 720,765 shares of common stock at a value of approximately $12.2 million. In addition, GFSB shareholders were paid approximately $11.8 million in cash. Including certain costs to complete the acquisition, the total cost was approximately $24.7 million. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Under this method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company recorded identifiable intangibles and goodwill of $2.7 million and $1.7 million, respectively. At May 31, 2005, GFSB had loans of approximately $139.6 million, deposits of $129.5 million and shareholders’ equity of $19.6 million.

One shareholder of GFSB has provided the Company with notice that he intends to request an appraisal for his 82,125 shares under Section 262 of the Delaware General Corporation Law. Under Delaware law, the dissenting shareholder has specific time periods in which to act and file the appropriate petitions. If properly filed, the Chancery Court will appraise the shares of stock subject to the demand for appraisal. The Chancery Court would direct a cash payment for the appraised value of the subject shares and can also direct payment of interest and allocate expenses of the appraisal process to the involved parties. Currently, the Company has not received a copy of a petition or been notified that a petition was filed with the Chancery Court requesting appraisal of the subject shares.

Note 7.	Subsequent Event

On July 1, 2005, the Company announced a $0.05 per share dividend to shareholders of record on July 15, 2005, payable July 29, 2005. The dividend payable in the amount of $197,000 is not reflected in June 30, 2005 financial statements. The Company adjusted the timing of dividends to synchronize with the various public reporting requirements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. These and other statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information is based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, competitive pressures, pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the SEC and/or the Office of Thrift Supervision, and customer acceptance of the Company’s products and services. A significant additional risk that may affect future results is the successful integration of GFSB Bancorp, Inc.’s consolidated operations into the Company and the Company’s ability to consolidate operations, systems and to eliminate redundancies and costs. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements set forth in the consolidated financial statements as of September 30, 2004, which were filed with the SEC in a Registration Statement on Form S-4 (file No. 333-120729). Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Financial Condition

June 30, 2005 Compared to September 30, 2004.

Total assets increased by approximately $215.8 million, or 62.0%, from $348.1 million as of September 30, 2004, to $563.9 million as of June 30, 2005. The increase was primarily due to the acquisition of GFSB Bancorp., Inc. as of May 31, 2005. Total stated value of GFSB as of May 31, 2005 was $202.5 million.

Total gross loans, excluding loans held for sale, increased $162.8 million, or 64.0%, from $254.3 million as of September 30, 2004, to $417.1 million as of March 31, 2005. The increase in loans attributable to the acquisition was $141.3 million. The balance of the increase, approximately $21.5 million, was primarily in construction loans ($12.3 million), commercial loans ($4.8 million) and consumer loans ($4.3 million). Continued increase in construction loans results from our additional lending officers in the Las Cruces area generating single family residential construction loans with local area homebuilders. The demand for housing in the Las Cruces market is very high, and the housing construction industry is vibrant in that market. The majority of these loans are made to the homebuilders after the home is pre-sold. Consumer loan growth is attributed to a variable rate, home equity loan product which is experiencing favorable participation in most markets. The initial six-month rate on the product is very competitive and then converts to a floating prime rate based index instrument.

Total investment securities grew $35.1 million, or 84.2%, from $41.7 million as of September 30, 2004, to $76.8 million as of June 30, 2005. The acquisition of GFSB brought a total of $48.2 million of investments to the Company. The increase associated with the acquisition was partially offset by a $13 million decrease in the Company’s pre-acquisition portfolio. The GFSB portfolio contained a significant amount of mortgage backed products. In preparation of the acquisition, the Company created some additional liquidity to pay off the short-term borrowings of GFSB. Some of the liquidity came from allowing investments to mature without being replaced. The Company will continue to restructure the new blended portfolio to maximize earnings without purchasing long-term investments, which could create significant interest rate risk.

Interest-bearing deposits with banks decreased $2.2 million, or 8.0%, to $25.7 million as of June 30, 2005, from $27.9 million as of September 30, 2004. As discussed above, the Company used a portion of it’s liquidity to pay off short-term borrowings that existed at GFSB.

Deposits increased $133.6 million, or 52.5%, from $254.4 million as of September 30, 2004, to $388.0 million as of June 30, 2005. The acquisition of GFSB brought a total of $129.8 million in deposits to the Company. The deposits consisted of $32.7 million in demand deposit accounts, $9.3 million in savings accounts, $13.8 million in money market accounts, $9.7 million in individual retirement accounts and $64.3 million in time deposits. About one half of the time deposits are accounts in excess of $100,000. Many of these are deposits are public funds with various departments of the State of New Mexico. Pricing on these deposits is generally established by the State of New Mexico. We anticipate we will renew these deposits only if required to meet our funding needs.

Federal Home Loan Bank of Dallas (“FHLB”) borrowings increased $50.4 million from $57.3 million to $107.7 million, or 88.0%. In conjunction with the acquisition, the Company assumed $48.8 million of advances at GFSB. Nearly $6 million of overnight borrowings were immediately paid off by the Company. The Company continues to use borrowings as a funding source for certain long-term loans. Through the use of long-term borrowings to fund long-term loans, the Company is able to fix a spread to minimize the interest rate risk associated with long-term loans. Prepayment penalties are required on these loans to compensate the Company in the event the borrower wants to prepay the loan.

On January 19, 2005, the Company, through a new wholly owned subsidiary, First Federal NM Trust I, issued $7,217,000 of Trust Preferred Securities (“TPS”). These securities provide for quarterly interest payments, beginning March 15, 2005 (in arrears), and each June 15, September 15, and December 15 until maturity at March 15, 2035. The interest rate is fixed at 5.7% until March 15, 2010; thereafter, the rate is variable per annum, reset quarterly, equal to LIBOR plus 1.85%. Among various other terms and conditions, the securities can be redeemed on or after March 15, 2010, with no premium for the redemptions. On May 23, 2005, the Company completed the second phase of issuing Trust Preferred Securities in the amount of $3,093,000 through First Federal NM Trust II. The general terms of the issuance is similar to the securities issued by Trust I, except final maturity is June 15, 2035, and the interest rate is fixed at 6.145% until June 15, 2010. For the balance of the term, the rate is variable per annum, reset quarterly, equal to LIBOR plus 1.85%. This issuance can also be redeemed after June 15, 2010 with no premium for the redemption. As of June 30, 2005, the Company had $10.3 million of these junior subordinated debentures outstanding.

As discussed in Note 2 to the Condensed Consolidated Unaudited Financial Statements, the Company did not elect to adopt early the Statement of Position 03-3 with regard to acquired loans. Consequently, the allowance for loan losses from the September 30, 2004 balance of $2.2 million grew by $1.7 million, which was the allowance on the books of GFSB at the merger date. As of June 30, 2005, the allowance for loan losses was approximately $3.9 million, or 0.9% of total loans and 293% of non-performing loans. Non-performing loans increased $1.3 million from $53,000 as of June 30, 2004, to $1,331,000 as of June 30, 2005. As of June 30, 2005, management deemed the allowance adequate to cover probable losses in the portfolio.

Stockholders’ equity increased $14.2 million, or 41.9%, to $48.2 million as of June 30, 2005, compared to $34.0 million as of September 30, 2004. This increase is primarily attributable to the issuance of 720,765 shares of common stock as part of the merger consideration to acquire GFSB. The value of those shares as stated in the Merger Agreement was $16.977 per share, or $12.4 million. The balance of the increase is from net income for the period of $2.4 million, offset by cash dividends paid of $280,000. On July 1, 2005, the Company announced a $0.05 per share dividend, payable on July 29, 2005. This dividend represents the first quarterly dividend on the split-adjusted shares, and the timing is intended to synchronize with the new public reporting requirements for the Company. As a result, the dividend payable in the amount of $197,000 is not reflected in these financial statements as of June 30, 2005. The unrealized gain or loss on investment securities held as available-for-sale, declined approximately $265,000 from a net gain of approximately $10,000 to a net loss of approximately $255,000 as of June 30, 2005. This decline was significantly impacted by the acquisition of the GFSB investment portfolio and the change in basis of the investment securities associated with the application of purchase accounting.

Result of Operations

The Company’s results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of non-interest income, including fee income and service charges, and is also affected by the level of its non-interest expense, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

Due to the fact that the Company grew by approximately 60% in size with the acquisition of GFSB, all the results of operations will be impacted by this change. It is important to note that the application of purchase accounting requires that the acquiring entity not recognize any of the income or expenses of the acquired entity prior to the merger date. Consequently, the following discussions regarding year-to-date matters of income and expense only reflect the activities of the Company pre-acquisition (eight months ending May 31, 2005) and one month as the combined new entity. Likewise, the three-month reporting period contains April and May pre-acquisition Company with only June as the new combined Company. All the 2004 historical data presented does not contain any activity related to GFSB.

Net Income. Net income increased by approximately $153,000 from $706,000 for the three months ending June 30, 2004, to $859,000 for the three months ending June 30, 2005. The increase was primarily due to an increase in net interest income of $763,000. Non-interest income increased by $69,000 over the prior year, three-month period. Those increases were offset by an increase of non-interest expenses of $570,000 and an income tax expense increase of $109,000. Net income increased $256,000 for the nine months ending June 30, 2005, from $2,106,000 as of June 30, 2004, to $2,362,000 as of June 30, 2005. The increase was primarily due to an increase in net interest income of $1,028,000, which was offset by an increase in non-interest expenses of $579,000 and an increase in income tax expense of $197,000.

Net Interest Income. Net interest income before loan loss provision increased $763,000 from approximately $3.3 million for the three months ending June 30, 2004, to $4.1 million for the three months ending June 30, 2005. During the nine months ended June 30, 2005, net interest income improved $1,028,000 from $9.8 million fro the nine months ended June 30, 2004, to $10.8 million for the nine months ended June 30, 2005. As a result of the acquisition and the addition of GFSB results for June 2005 being included in the reporting periods, both the interest income and interest expense levels exceeded prior year periods. For the nine months ended June 30, 2005, interest income was up $1.3 million from the same period in 2004. This was attributed to an increase in loan volume and an overall increase in the yield on investment securities. The yield on the earning asset portfolio continues to follow the interest rate curve. Short-term investments have seen the yield increase as the Federal Reserve Bank has increased short-term rates, and the longer-term rates (associated with the loan portfolio), continue to decrease slightly. In comparing the nine month results of 2005 to 2004, the average loan balance outstanding increased approximately $23 million, or slightly more than 9%. The average balance of investment securities and interest earning deposits declined approximately $10 million, while the yield on these assets increased rather dramatically. As a result, the overall tax equivalent yield on the earning assets increased from 5.2% in 2004, to 5.5% in 2005.

Interest expense for the three-month period ending June 30, 2005 increased $458,000, or 32.4%, over the same period in 2004. Interest expense for the nine-month period ending June 30, 2005 increased $290,000, or 6.7%. The 2005 three-month period was significantly impacted by the GFSB merger. Generally, GFSB’s cost of funds was higher than the Company’s cost of funds. Additionally, the Company’s issuance of the Trust Preferred Securities adversely affected the cost of borrowings since these debentures have fixed costs for the first five years. The overall balance of interest-bearing deposits declined slightly (about 1%) when comparing the nine months of 2004 to the same period in 2005. The average cost of these deposits remained constant at 1.3% for both nine-month periods. The slight drop in average deposits was offset by an increase in Federal Home Loan Bank (“FHLB”) advances. In comparing the nine month periods of 2004 to 2005, FHLB advances increased approximately $5 million, and the average cost on those borrowings decreased from 4.6% to 4.3%. Additionally, during 2005 the Company began paying interest on the Trust Preferred Securities at an average rate of approximately 5.9%.

Provision for Loan Loss. There was no provision for loan loss for any of the periods presented based on management’s overall assessment of the adequacy of the allowance for loan loss. Although the institution maintains its allowance for loan losses at a level it considers adequate to provide for probable losses as discussed earlier, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods.

Other Income. For the three-month period ending June 30, 2005, total other income increased approximately $69,000, or 15.4%, as compared to the same period in 2004. The majority of this increase was attributed to additional fees and service charges. As previously discussed, the one-month impact of the GFSB merger can skew results and significantly affect the comparability of certain items over the short time period. Much of this increase is related to the merger. When comparing the impact over the nine-month period ending June 30, 2005 to 2004, total other income only grew by $4,000, which translated to a 0.2% increase. The decline in fees associated with the sale of mortgage loans continues to adversely impact the amount of other income reported. While this adverse trend has continued over the past two years, it is consistent with mortgage activity on a national basis. The Company continues to seek alternate sources of non-interest income to replace some of the income recorded during the refinance boom of 2002 and 2003.

Non-Interest Expense. Non-interest expense increased during the 2005 reporting periods in comparison to prior-year results for both the three-month and nine-month periods presented. Total other expenses increased from $2,567,000 for the three-month period ending June 30, 2004, to $3,137,000 for the three months ending June 30, 2005, an increase of $570,000, or 22.1%. Similarly, in comparing the nine-month periods, total other expenses went from $7,708,000 to $8,287,000 in 2005 for an increase of $579,000, or 7.5%. Once again the impact of the merger with GFSB during the three-month period in 2005 dramatically shifted the comparability of the results. As can be seen by comparing the reported changes in the three-month period versus the nine-month period, nearly all the increase occurred in the most recent three month period. The largest component of non-interest expense, compensation and benefits, contained the most significant increases. During the three months ending June 30, 2005, compensation expense increase $392,000, or 24.9%, over the same three month period in 2004. For the nine-month period ending June 30, 2005, compensation expense increased $497,000, or 10.9%. The only other rather significant changes in non-interest expenses are associated with a decrease in advertising expense and an increase in other expenses. Advertising expense declined approximately $61,000, or 38.2%, over the nine-month period ending June 30, 2005, as compared to the prior year. Other expense increased approximately $122,000, or 17.4%, over the same period in the prior year.

The above cited increases in compensation and benefit expense is related to several factors. First, the Company added approximately 55 full time equivalent employees for the month of June 2005. This period also contained payments to certain individuals of approximately $125,000 associated with employment agreements. The Las Cruces market has also added to its lending staff and related support personnel. During the nine-month period ending June 30, 2005, an increase of approximately $99,000 was reported.

The decline of advertising expense for the nine months ending June 30, 2005, was related to an effort to minimize expenses pending the acquisition of GFSB. The amounts spent on advertising are projected in the annual budget process. However, with the acquisition of GFSB certain existing contractual obligations will be assumed that will increase the previous levels of spending associated with the Company’s advertising budget.

Other expense increased $44,000 and $122,000, respectively, during the three months and nine months ending June 30, 2005 from the prior year periods. The primary reason for this increase is a mortgage brokerage program established by First Federal Bank in the last quarter of fiscal year 2004. For the nine months ended June 30, 2005, payments to mortgage brokers were $168,000. The program is directed at acquiring adjustable rate residential mortgage loans and certain fixed rate loans with terms not longer than 15 years. This program has produced over $9 million in mortgage loans that remain on the books of First Federal Bank.

Income Tax Expense. During the three months ending June 30, 2005, income tax expense increased $109,000, or 23.2%, over the three months ending June 30, 2004. Income tax expense increased $197,000, or 14.0%, as a result of higher pre-tax income during the nine months ending June 30, 2005 over the period prior-year period.

Yield and Cost Data

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Yields are reported on a tax equivalent basis. Non-accruing loans have been included in the table as loans carrying a zero yield. Not included in interest income on loans are loan fees and other charges on loans totaling $1,448,000 for the nine months ending June 30, 2005, and $1,402,000 for the nine months ending June 30, 2004.

	Nine Months Ended June 30,
	2005			2004
	Average Outstanding Balance	Interest	Yield/Rate (3)	Average Outstanding Balance	Interest	Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans	$276,853	$12,940	6.2%	$253,731	$12,044	6.3%
Investment securities	47,727	874	2.4%	55,620	847	2.0%
Interest-earning deposits	25,708	541	2.8%	28,373	251	1.2%

Total interest-earning assets	350,288	14,355	5.5%	337,724	13,142	5.2%
Non-interest-earning assets	27,022			18,725

Total assets	$377,310			$356,449

Interest-bearing liabilities
Savings	$84,807	$497	0.8%	$97,016	$543	0.7%
NOW/Interest bearing checking	49,647	45	0.1%	45,661	51	0.1%
Money market	8,943	32	0.5%	8,317	21	0.3%
Certificates of deposits	87,135	1,729	2.6%	81,756	1,648	2.7%

Total deposits	230,532	2,303	1.3%	232,750	2,263	1.3%
FHLB advances	64,962	2,093	4.3%	59,812	2,049	4.6%
Long-term subordinated debt	4,648	206	5.9%	—	—	0.0%

Total borrowings	69,610	2,299	4.4%	59,812	2,049	4.6%
Total interest-bearing liabilities	300,142	4,602	2.0%	292,562	4,312	2.0%
Non-interest-bearing liabilities	44,793			35,645

Total liabilities	344,935			328,207
Stockholders’ equity	33,583			28,243

Total liabilities and stockholders’ equity	$378,518			$356,450

Net interest income		$9,754			$8,830

Net interest rate spread (1)			3.5%			3.2%
Net interest-earning assets	$50,146			$45,162

Net interest margin (2)			3.7%			3.5%
Average interest-earning assets to interest bearing liabilities			116.7%			115.4%

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The yield has been annualized for comparable purposes.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those related to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume ( i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Nine Months Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease) Interest
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,098	$(202)	$896
Investment securities	(120)	147	27
Interest-earning deposits	(24)	314	290

Total interest-earning assets	952	255	1,207

Interest-bearing liabilities:
Passbook savings	68	(21)	47
NOW/Interest bearing checking	(4)	10	6
Money market accounts	(2)	(8)	(10)
Certificates of deposit	(108)	27	(81)

Total deposits	(46)	8	(38)
FHLB advances	(176)	131	(45)
Long-term subordinated debt	—	(206)	(206)

Total borrowings	(176)	(75)	(251)
Total interest-bearing liabilities	(223)	(66)	(289)

Change in net interest income	$729	$189	$918

Asset/Liability Management and Market Risk

The Company’s profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. When interest-bearing liabilities mature or reprice more quickly (liability sensitive) than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly (asset sensitive) than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the

“yield curve” ( i.e., a decline in the difference between long- and short-term interest rates) could adversely impact net interest income to the extent that the Company’s assets have a longer average term than its liabilities.

The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a portion of the Company’s assets will decline in the event of an increase in interest rates. Historically, the Company’s lending activity consisted primarily of one-to four-family mortgages with long terms and fixed rates. These assets are interest rate sensitive and therefore decline in value during a period of rising interest rates. Conversely, these assets can increase in value during a period of decreasing interest rates to the extent they do not prepay. As part of the Company’s business strategy and asset/liability management policy, a primary focus of lending activity is the acquisition of variable rate and/or shorter term loans thereby decreasing interest rate risk and fluctuations in the value of the Company’s assets. At June 30, 2005, the Company had approximately $159.9 million in variable rate loans.

The Company generally monitors the impact of changing interest rates through the use of an Economic Value of Equity (“EVE”) analysis prepared by the Office of Thrift Supervision that provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The degree of change between interest rate shock levels is a measure of the volatility of value risk. This information is compiled from the various quarterly reports that are submitted to the Office of Thrift Supervision. The reader is encouraged to review the information filed with the Company’s Registration Statement on Form S-4, dated March 24, 2005, under the caption Asset/Liability Management and Market Risk. The most recent reports available (March 31, 2005) continues to reflect a minimal risk to First Federal Bank in a changing interest rate environment. All changes in the EVE were within acceptable internal policy guidelines.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and borrowings, scheduled payments and prepayment of loan principal and mortgage-backed securities, scheduled payments and maturities of investment securities and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by general interest rates, floors and caps on loan rates, general economic conditions and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. From time to time the Company has decided not to pay deposit rates that are as high as those of its competitors. In such cases, to meet funding needs the Company can supplement deposits with less expensive alternative sources of funds, such as FHLB borrowings.

The primary investing activities of the Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. For the nine months ending June 30, 2005 and June 30, 2004, the Company acquired or originated loans net of principal repayments of $161.7 million and $4.0 million, respectively. Proceeds of loan repayments, the maturity of securities, deposits and FHLB advances funded a substantial portion of loan originations.

The primary financing activities of the Company are deposits and borrowings. During the nine months ending June 30, 2005, the Company experienced a net increase in deposits of $133.6 million compared to a net decrease of $1.5 million experienced during the nine months ending June 30, 2004. Certificates of deposits as of June 30, 2005, maturing within one year, totaled $97.6 million. Management expects most of the non-public deposits to remain with the Bank. As previously discussed, GFSB had a significant amount of time deposits from the State of New Mexico. Those deposits are priced by the State of New Mexico. The Company will determine on an individual basis whether it chooses to renew those deposits at maturity. The net increase in FHLB borrowings for the nine-month period ending June 30, 2005, was $50.4 million. This was primarily related to the acquisition of GFSB.

The Company’s most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2004 and June 30, 2005, cash and cash equivalents totaled $9.5 million and $16.9 million, respectively.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits, short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If the Company requires funds beyond its ability to generate them internally, the Bank has additional borrowing capacity with the FHLB of Dallas, which is, in the opinion of management, adequate to provide any funds needed.

At September 30, 2004, the Company had outstanding loan commitments totaling $26.7 million and $50.2 million as of June 30, 2005. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

First Federal Bank is required to maintain minimum levels of regulatory capital. At June 30, 2005, First Federal Bank exceeded all of the capital requirements.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of the Company’s operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company’s performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

Item 3.	Controls and Procedures

The Company has interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer and the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Chief Executive Officer and Chief Financial Officer, the Audit Committee and the Company’s independent auditors also meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

There have not been any significant changes in internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

A Special Meeting of Shareholders (the “Meeting”) of First Federal Banc of the Southwest, Inc. was held on May 11, 2005. The matters approved by the shareholders at the Meeting and the number of votes cast for or against (as well as the number of abstentions) as to the matter are as follows:

Proposal	For	Against	Abstain
A proposal to approve the Agreement and Plan of Merger, by and between First Federal Banc of the Southwest, Inc., and GFSB Bancorp, Inc., dated as of August 25, 2004	364,823	5,898	2,103

Item 5.	Other Information

None

Item 6.	Exhibits

10.8	Employment Agreement with George A. Rosenbaum, Jr.

10.9	First Federal Savings Bank of New Mexico 1995 Employees Stock Option Plan

10.10	First Federal Banc of the Southwest, Inc. 2002 Stock Option and Incentive Plan

31.1	Certification of Aubrey L. Dunn, Jr. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of George A. Rosenbaum, Jr. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32	Certification of Aubrey L. Dunn, Jr. and George A. Rosenbaum, Jr. pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANC OF THE SOUTHWEST, INC Registrant

August 15, 2005	By:	/S/ AUBREY L. DUNN, JR.
Date:		Aubrey L. Dunn, Jr. President and Chief Executive Officer (Principal Executive Officer)

August 15, 2005	By:	/S/ GEORGE A. ROSENBAUM, JR.
Date:		George A. Rosenbaum, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)