Form 10KSB
period 2005-09-30
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2006-01-13
CIK 1060939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                        Commission File Number: 000-51385

                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                         85-0453611
-----------------------------------                -----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                     identification or number)


300 NORTH PENNSYLVANIA AVENUE, ROSWELL, NEW MEXICO                88201
--------------------------------------------------           --------------
(Address of principal executive offices)                       (Zip Code)


                                 (505) 622-6201
                -------------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------
                                (Title of Class)


        Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1) YES  X  .  NO     .
       -----     -----

(2) YES  X  .  NO     .
       -----     -----

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

        The Registrant's revenues for the fiscal year ended September 30, 2005 were $26 million.

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

        As of January 5, 2006, there were 3,979,453 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of January 5, 2006 was $37.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Annual Report to Stockholders (Parts II and IV)
2.      Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.     BUSINESS

FORWARD LOOKING STATEMENTS

        This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.

        In August 1998, First Federal Banc of the Southwest, Inc. was formed to be the holding company for First Federal Bank. First Federal Banc of the Southwest is referred to as First Federal. First Federal is incorporated under the laws of the State of Delaware and is a savings and loan holding company registered with the Office of Thrift Supervision.

        At September 30, 2005, First Federal had $549.9 million of assets and stockholders' equity of $49.2 million, or 8.9% of total assets. At September 30, 2004, First Federal had $348.1 million of assets and stockholders' equity of $34.0 million, or 9.8% of total assets. First Federal derives its revenues primarily from the operations of First Federal Bank in the form of distributions from First Federal Bank to First Federal.

        The executive offices of First Federal are located at 300 North Pennsylvania Avenue, Roswell, New Mexico 88201, and its telephone number at that address is (505) 622-6201.

        The principal activities of First Federal are providing assistance in the management and coordination of the financial resources of First Federal Bank and providing capital, business development and long-range planning services to First Federal Bank.

        As a savings and loan holding company, First Federal is subject to regulation by the Office of Thrift Supervision. The Office of Thrift Supervision regulates the types of banking and nonbanking activities in which First Federal Bank may engage. Under applicable federal rules, there are generally no limitations or restrictions on the non-bank activities of First Federal.

        First Federal has no full-time employees. Certain of the executive officers and all of the directors of First Federal Bank also serve as executive officers and directors of First Federal. The executive officers receive no direct compensation for the duties performed by them for First Federal, although some may receive compensation from First Federal Bank by virtue of their positions as executive officers or directors of First Federal Bank. First Federal may determine to compensate its executive officers in the future although First Federal has no current plan to do so.

FIRST FEDERAL BANK

        First Federal Bank is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses through 14 banking offices and 17 ATMs throughout Bernalillo, Chaves, Eddy, Dona Ana, McKinley, Lincoln, Otero and San Juan Counties, New Mexico and El Paso County, Texas.

        Originally organized in 1920 as a mutual savings association, First Federal Bank converted to the stock form of ownership in 1979. On August 18, 1998, First Federal Bank reorganized into a holding company structure with the formation of First Federal.

        First Federal Bank is a full-service financial institution and offers a wide range of financial services, including the acceptance of checking, savings and certificates of deposit, and the making of residential mortgage loans, commercial real estate loans, consumer loans, commercial non-real estate loans, construction loans, and other loans. First Federal Bank does not offer trust services. First Federal Bank also invests in mortgage-backed and other securities, and funds a portion of its activities through FHLB activities and other third party borrowings.

        For the convenience of its customers, First Federal Bank offers drive-through banking facilities, night depository, personalized checks, credit cards through a correspondent bank, ATM/Debit Cards and safe deposit boxes. First Federal Bank's operation services include cashier's checks, travelers' checks, domestic wire transfers, account research, stop payments and photocopies.

ACQUISITION OF GFSB BANCORP, INC.

        After the close of business on May 31, 2005, the Company completed its acquisition of GFSB Bancorp, Inc. ("GFSB") pursuant to the terms of an Agreement and Plan of Merger by and between GFSB and First Federal (the "Merger Agreement"). Pursuant to the Merger Agreement, all shareholders of GFSB who properly elected and surrendered their GFSB shares received in exchange for each of their shares either $20 in cash, 1.17806 shares of the Company's common stock, or a combination of the merger consideration (51% stock and 49% cash). Those shareholders not properly electing pursuant to the Merger Agreement received merger consideration for each of their shares of $6.0588 in cash and
0.821178789 shares of common stock. Additionally, all outstanding stock options for GFSB officers and directors were cancelled by providing merger consideration for the difference between the strike price of the option and $20.

        The Merger Agreement stated the value of each share of common stock of the Company was $16.977. The Company issued 720,765 shares of common stock at a value of approximately $12.2 million. In addition, GFSB shareholders were paid approximately $11.9 million in cash. Including certain costs to complete the acquisition, the total cost was approximately $24.9 million. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Under this method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company recorded identifiable intangibles and goodwill of approximately $3.6 million and $1.9 million, respectively. At May 31, 2005, GFSB had loans of approximately $139.6 million, deposits of $129.5 million and shareholders' equity of $19.6 million.

MARKET AREA

        First Federal Bank is an independent community bank offering a diverse range of financial services to businesses and individuals as an alternative to money center and super-regional banks in our market area. Our primary market for deposits is currently concentrated around Chaves, Dona Ana, Eddy, McKinley, Lincoln and San Juan Counties, New Mexico; although, in recent years, our commercial loan growth has greatly increased through our entrance into the Albuquerque, New Mexico and El Paso County, Texas markets. Chaves, Eddy, Dona Ana and Lincoln counties are located in the southern part of New Mexico. Chaves County, with Roswell being the county seat, boasts one of the largest privately held airplane runways in the United States, is the seventh largest producer of milk in the United States with 82,000 dairy cattle, and is also the home to one of the largest mozzarella cheese plants worldwide. Eddy County is well known for petroleum production and agriculture. Dona Ana County, with Las Cruces as its county seat, is the home to New Mexico State University. Las Cruces was recently ranked the number one "Metro Area to Do Business" by the Forbes/Milken Institute and a "Top Area in the U.S. to Retire" by MONEY Magazine. Lincoln County boasts the mountain community of Ruidoso with its skiing in the winter and horse racing in the summer, and Capitan and Lincoln with the western history of Billy the Kid and Sheriff Pat Garrett. McKinley County hosts many of the wonders of Native America including several compelling land features such as Canyon De Chelly, the sacred Mt. Taylor, and Shiprock Gallup. San Juan County is located in the beautiful "Four Corners" area of the U.S and recognized worldwide for premier big game hunting and for abundant fishing and numerous outdoor activities. The economic environment in Chaves, Eddy, Dona Ana, Lincoln, McKinley, and San Juan and contiguous counties continues to be favorable and has supported increased commercial and residential activity in recent years.

        Between 2000 and 2004, the population of Chaves, Eddy, Dona Ana, Lincoln, and San Juan increased by approximately 0.4%, 0.1%, 6.5%, 6.8%, 9.1%, respectively, and McKinley declined 3.2%, while the population of the State of New Mexico as a whole increased by 4.6% during the same period.

        The economy of our primary market area is based on a mixture of service, agriculture, manufacturing and wholesale/retail trade. Approximately 27.6%, 32.3% and 27.9% of the workforces of Chaves, Dona Ana and Lincoln Counties, respectively, are employed in managerial, professional or administrative support positions. Other employment is provided by a variety of industries and state and local governments. Chaves, Eddy, Dona Ana and Lincoln Counties provide numerous opportunities for employment through their diverse large and small business employers. As of October 2005, the unemployment rate in Chaves County was 5.9%, Eddy was 4.7%, Dona Ana was 5.3%, Lincoln County was 4.7%, McKinley County was 7.3%, and San Juan County was 5.1%. The overall rate for the State of New Mexico at 5.1% was slightly higher than the United States as a whole at 5.0%.

LENDING ACTIVITIES

        GENERAL. Although First Federal Bank originates first mortgage loans secured by one- to four-family residences, our recent focus has been on our commercial real estate and other loans. To a lesser extent, First Federal Bank also makes loans secured by deposit accounts. First Federal Bank retains most of the loans it originates, although it may sell longer-term one- to four-family residential loans and participations in some large commercial loans. The vast majority of First Federal Bank's loan officers have come from commercial banking backgrounds.

        ONE- TO FOUR-FAMILY REAL ESTATE LENDING. First Federal Bank offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $600,000. This portfolio totaled $189.0 million or 45.3% of our total loan portfolio at September 30, 2005, and $114.6 million, or 45.1% at September 30, 2004. These loans have an average original loan balance of approximately $78,139. First Federal Bank also offers both FHA and VA government loans. All government guaranteed or insured loans are sold into the secondary market.

        First Federal Bank currently offers both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." First Federal Bank generally originates both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. First Federal Bank also originates loans above conforming limits, referred to as "jumbo loans," that have been underwritten to the credit standards of Fannie Mae or Freddie Mac. During the year ended September 30, 2005, First Federal Bank only originated 19 of these jumbo loans. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans, although First Federal Bank retained 16 of these loans in our portfolio with an original principal balance of $6.4 million originated in fiscal 2005. First Federal Bank also originates loans that do not meet the standards of Fannie Mae or Freddie Mac, but are deemed to be acceptable risks. The balance of such loans as of September 30, 2005 was $36.0 million and $50.8 million as of September 30, 2004, all of which are retained in our loan portfolio.

        First Federal Bank actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. First Federal Bank does not retain the servicing rights on the loans it sells. Historically, First Federal Bank has not retained any fixed-rate loans with a maturity over 15 years. Given the flat yield curve, First Federal Bank is currently not retaining any 15 year fixed rate mortgage loans.

        First Federal Bank currently offers several ARM loan products secured by residential properties with rates that are fixed for a period ranging from 12 months to five years. After the initial term, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on either U.S. Treasury securities or the London InterBank Offered Rate (LIBOR), adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board or the Federal National Mortgage Association, respectively, and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2005 and 2004, our ARM portfolio included approximately $19.4 million and $13.8 million, respectively, in loans that re-price annually after an initial fixed-rate period of one, three or five years.

        First Federal Bank requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements.

        COMMERCIAL REAL ESTATE LENDING. First Federal Bank originates real estate loans secured by first liens on commercial real estate. The commercial real estate properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, motels/hotels, industrial and warehouse properties and, to a lesser extent, more specialized properties such as mobile home parks and restaurants. First Federal Bank may, from time to time, purchase commercial real estate loan participations. First Federal Bank targets commercial real estate loans with initial principal balances between $150,000 and $2.5 million. Loans secured by commercial real estate totaled approximately $129.1 million or 31.0% of our total loan portfolio at September 30, 2005 and approximately $89.9 million, or 35.3% of our total loan portfolio at September 30, 2004. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

        Most of our commercial real estate loans are written as adjustable-rate or ten-year fixed-rate mortgages and have maturities of five to ten years. Amortization on these loans is typically based on 15- to 20-year payout schedules. First Federal Bank also originates some 15- to 20-year fixed-rate, fully amortizing loans. These fixed rate loans are matched with FHLB advances. Margins generally range from 250 basis points to 360 basis points above the applicable Federal Home Loan Bank advance rate.

        In the underwriting of commercial real estate loans, First Federal Bank generally lends up to 75% of the property's appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, First Federal Bank emphasizes primarily the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a ratio of 1.20 times), computed after deduction for a vacancy factor and property expenses it deems appropriate. In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. First Federal Bank requires title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

        Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

        CONSUMER LOANS. First Federal Bank originates a variety of consumer and other loans, including real estate loans, home equity lines of credit, automobiles, recreational vehicles and personal unsecured loans. The terms of these are fixed-rate installment loans and variable rate lines of credit. As of September 30, 2005, consumer loans totaled $32.3 million, or 7.8% of the total loan portfolio and $21.0 million or 8.3% at September 30, 2004.

        At September 30, 2005, the largest group of consumer loans consisted of $23.5 million or 5.6% of our total loan portfolio, which are loans secured by first and second liens on residential properties. The balance of these loans at September 30, 2004, was $14.2 million or 6.7% of our total loan portfolio. First Federal Bank offers fixed-rate, fixed-term and second mortgage loans, referred to as homeowner loans, and it also offers adjustable-rate home equity lines of credit.

        Other consumer loans include automobile loans. As of September 30, 2005, consumer automobile loans totaled $6.2 million or 1.5% of our total loan portfolio. As of September 30, 2004, these loans totaled approximately $5.8 million, or 2.3% of our total loan portfolio. Automobile loans are written with fixed rates and are fully amortizing. The rate and term are primarily determined by the credit worthiness of the borrower and the age of the automobile. The value of the automobile financed will typically not exceed 120% of the vehicle's MSRP or NADA retail. First Federal's ability to originate automobile loans is dependent in part on the availability to consumers of low cost financing from automobile manufacturers.

        Other consumer loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

        Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

        Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly. In addition, the repayment of consumer loans depend on the borrower's continued financial stability, as their repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

        COMMERCIAL BUSINESS LOANS. First Federal Bank makes various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital, agri-business and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to Wall Street Journal Prime. At September 30, 2005, commercial loans consisted of 456 commercial business loans with an aggregate balance of $35.6 million or 8.5% of our total loan portfolio. At September 30, 2004, First Federal Bank had 218 commercial business loans outstanding with an aggregate balance of approximately $14.3 million, or 5.6% of the total loan portfolio.

        Commercial credit decisions are based upon a credit assessment of the loan applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required. In addition to an evaluation of the loan applicant's financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant's credit history supplement the analysis of the applicant's creditworthiness. Checks with other banks and trade investigations also may be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any.

        CONSTRUCTION LOANS. First Federal Bank originates land acquisition, development and construction loans to builders and other borrowers in our market area. At September 30, 2005, construction loans totaled $30.8 million, or 7.4% of our total loan portfolio. These loans totaled approximately $14.5 million, or 5.7% of our total loan portfolio, at September 30, 2004. Most of the growth in construction loans is being generated from the Las Cruces location. The office added several lenders that brought more builders and developers into the bank and their loans into the loan portfolio.

        Acquisition loans help finance the purchase of land intended for future development, including single-family homes, multi-family housing, and commercial income property. In some cases, First Federal Bank may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a raw land acquisition loan is 60% of the appraised value of the property. It also makes development loans to builders and developers in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the infrastructure-type cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. Most development loan agreements specify the amount of repayment from each lot sale. The maximum amount loaned is generally limited to the lesser of 85% of the cost of the improvements or 75% of the appraised value. Advances are made in accordance with a schedule reflecting the cost of the improvements incurred.

        First Federal Bank also grants construction loans to area builders in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes (including unsold homes) on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction incurred. Repayment of construction loans on residential properties is normally expected from the sale of units to individual purchasers. In the case of income-producing property or owner-occupied property, repayment is usually expected from permanent financing upon completion of construction.

        Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event First Federal Bank makes an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio, not including loans held for sale, by type of loan at the dates indicated.

                                                                AT SEPTEMBER 30,
                                -------------------------------------------------------------------------------
                                           2005                       2004                      2003
                                -------------------------  -------------------------  -------------------------
                                   AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT
                                ------------  -----------  ------------  -----------  ------------  -----------
                                                             (DOLLARS IN THOUSANDS)
Residential mortgage.........    $  189,038         45.3%   $  114,615         45.1%   $  106,082         41.8%
Commercial mortgage..........       129,133         31.0%       89,873         35.3%       88,137         34.7%
Construction.................        30,828          7.4%       14,502          5.7%       15,812          6.2%
Commercial...................        35,645          8.5%       14,282          5.6%       17,307          6.9%
Consumer and other
   loans.....................        32,329          7.8%       21,020          8.3%       26,440         10.4%
                                ------------  -----------  ------------  -----------  ------------  -----------

Total loans..................    $  416,973        100.0%   $  254,292        100.0%   $  253,778        100.0%
                                              ===========                ===========                ===========

Other items:

Net, deferred loan
   origination fees..........        (1,100)                      (377)                      (398)
Allowance for loan
   losses....................        (3,800)                    (2,253)                    (2,495)
                                ------------               ------------               ------------

Total loans, net.............    $  412,073                 $  251,662                 $  250,885
                                ============               ============               ============

(continued)

                                                   AT SEPTEMBER 30,
                                ----------------------------------------------------
                                           2002                       2001
                                -------------------------  -------------------------
                                   AMOUNT       PERCENT       AMOUNT       PERCENT
                                ------------  -----------  ------------  -----------
                                                (DOLLARS IN THOUSANDS)

Residential mortgage.........    $  106,418         41.9%   $   85,102         36.9%
Commercial mortgage..........        70,659         27.8%       60,097         26.1%
Construction.................        16,132          6.3%       10,452          4.5%
Commercial...................        25,601         10.1%       28,039         12.2%
Consumer and other
   loans.....................        35,448         13.9%       46,693         20.3%
                                ------------  -----------  ------------  -----------

Total loans..................    $  254,258        100.0%   $  230,383        100.0%
                                              ===========                ===========

Other items:

Net, deferred loan
   origination fees..........          (405)                      (524)
Allowance for loan
   losses....................        (2,468)                    (2,263)
                                ------------               ------------

Total loans, net.............    $  251,385                 $  227,596
                                ============               ============

        LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                 RESIDENTIAL MORTGAGE      COMMERCIAL MORTGAGE         CONSTRUCTION                 COMMERCIAL
                              ------------------------  ------------------------  ------------------------  ------------------------
                                             WEIGHTED                  WEIGHTED                  WEIGHTED                 WEIGHTED
                                             AVERAGE                   AVERAGE                   AVERAGE                  AVERAGE
                                 AMOUNT        RATE        AMOUNT        RATE        AMOUNT        RATE       AMOUNT        RATE
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
1 year or less..............  $      453       7.0%     $   11,254       7.9%     $   24,390       7.8%     $   13,392      7.7%
Greater than 1 to 5 years...      28,703       5.4%         39,049       7.5%          5,095       8.1%         13,062      7.8%
More than 5 years...........     159,882       5.8%         78,830       7.2%          1,343       8.3%          9,191      7.4%
                              ----------                ----------                ----------                ----------
Total.......................  $  189,038                $  129,133                $   30,828                $   35,645
                              ==========                ==========                ==========                ==========

(continued)

                                      CONSUMER                   TOTAL
                              ------------------------  ------------------------
                                             WEIGHTED                  WEIGHTED
                                             AVERAGE                   AVERAGE
                                 AMOUNT        RATE        AMOUNT        RATE
                              -----------  -----------  -----------  -----------
                                            (DOLLARS IN THOUSANDS)

1 year or less..............  $    2,346       7.2%     $   51,835       7.8%
Greater than 1 to 5 years...      11,979       7.3%         97,888       7.0%
More than 5 years...........      18,004       6.1%        267,250       6.3%
                              ----------                ----------
Total.......................  $   32,329                $  416,973
                              ==========                ==========

        The total amount of loans due after September 30, 2006 which have predetermined interest rates is $255.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $161.3 million.

        LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While First Federal Bank originates both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes competing banks, savings banks, credit unions, mortgage banking companies and life insurance companies that may also actively compete for local loans. Loan originations are derived from a number of sources, including branch office personnel, existing customers, builders, attorneys, real estate broker referrals and walk-in customers.

        Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae and Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal Bank. Our policy has been to release the servicing rights for all loans sold. However, First Federal Bank does service loans for others. As of September 30, 2005, it serviced approximately $13.4 million of loans for others, and $15.7 million as of September 30, 2004.

        LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors approves all loans where the total relationship exposure ("TRE") exceeds $2,500,000. The Board of Directors has granted lending authority to the Director's Loan Committee, the members of which are four Directors, Chief Financial Officer and Chief Credit Officer of First Federal Bank. The Director's Loan Committee approves all loans where the TRE is in excess of $1,500,000 but does not exceed $2,500,000. The Board of Directors has also granted lending authority to the Senior Loan Committee, whose members are the Chief Credit Officer and other officers designated by the Chief Executive Officer. The Senior Loan Committee approves all loans where the TRE is in excess of $500,000 but does not exceed $1,500,000. Finally, the Board of Directors has granted lending authority to designated officers of First Federal Bank, based on their duties and their experience, to approve loans within specified TRE levels. The maximum individual lending authority granted by the Board of Directors is $500,000 secured and $100,000 unsecured.

        First Federal Bank has established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, agricultural loans, acquisition and development, and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are initially performed by the originating officer and are reviewed periodically through First Federal's internal asset review procedures.

        In connection with our residential and commercial real estate loans, First Federal Bank generally requires property appraisals to be performed by independent appraisers who are approved by the Board of Directors. Appraisals are then reviewed by the appropriate loan underwriting areas. For loans under $250,000, an appraisal or an evaluation is required, unless the real estate is taken as collateral out of an abundance of caution. It also requires hazard insurance and, if indicated, flood insurance on property securing mortgage loans. Title insurance is required with the exception of consumer loans under $50,000, such as home equity lines of credit and homeowner loans and some promotional, refinance loans.

        LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, First Federal Bank may also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the markets. Pursuant to SFAS 91, First Federal Bank defers loan origination fees and costs, and amortizes such amounts as an adjustment to yield and fee income over the term of the loan by use of the level-yield method. The balance of the loan fees (net of costs) to defer for future years was $1.1 million at September 30, 2005, and $377,000 at September 30, 2004.

        LOANS TO ONE BORROWER. At September 30, 2005, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $6.0 million, $3.4 million, $3.4 million, $3.1 million and $2.6 million. At that date, all of these loans were performing in accordance with their terms.

DELINQUENT LOANS, OTHER REAL ESTATE OWNED AND CLASSIFIED ASSETS

        COLLECTION PROCEDURES. A late notice is sent on the sixth, eleventh and fifteenth day after the payment due date on a loan requesting the payment due plus any late charge that was assessed. Accounts are distributed to a collector or account officer to contact borrowers, determine the reason for delinquency and arrange for payment, and accounts are monitored for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If payment is not received within 60 days of the due date, loans are generally accelerated and payment in full is demanded. Failure to pay within 90 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are charged-off after 120 days. For commercial loans, loans are charged off at the time a loss is recognized by management, but generally not later than 120 days past due. Loans that are well collateralized and in the process of collection may not be charged off in the 120 day time frame.

        LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2005 and 2004, First Federal Bank had non-accrual loans of $1.6 million and $495,000, respectively.

        Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

        Loans designated as "troubled debt restructurings" involves a situation in which a portion of interest or principal has been forgiven and/or loans modified at interest rates materially less than current market rates.

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

                                                                      AT SEPTEMBER 30,
                                            -------------------------------------------------------------------
                                               2005          2004           2003         2002           2001
                                            -----------   -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans:
   Residential mortgage.................     $     785     $      78     $     214     $     239     $     189
   Commercial mortgage..................           274            --           665           188           425
   Construction.........................           232           417            47           399            50
   Commercial...........................           213            --            --            57            92
   Consumer and other...................            62            --            --            --            21
                                            -----------   -----------   -----------   -----------   -----------
     Total non-performing loans.........     $   1,566     $     495     $     926     $     883     $     777
                                            -----------   -----------   -----------   -----------   -----------

Loans greater than 90 days
   delinquent and still accruing:
   Residential mortgage.................     $      --     $      --     $      --     $      27     $      --
   Commercial mortgage..................            --            --            --            --            --
   Construction.........................            --            --            --            --            --
   Commercial...........................            --            --            --           150            --
   Consumer and other...................            --            --            --            --            --
                                            -----------   -----------   -----------   -----------   -----------
     Total loans 90 days and
        still accruing..................     $      --     $      --     $      --     $     177     $      --
                                            -----------   -----------   -----------   -----------   -----------

Real estate owned:
   Residential mortgage.................     $     219     $      --     $      --     $     167     $     223
   Commercial mortgage..................            45            --            --            --           201
   Construction.........................            --            --            --            --            --
   Commercial...........................            --            --            --            --            --
   Consumer and other...................            --            --            --            10            --
                                            -----------   -----------   -----------   -----------   -----------
     Total real estate owned............     $     264            --            --           177           424
                                            -----------   -----------   -----------   -----------   -----------

Total non-performing assets.............     $   1,830     $     495     $     926     $   1,237     $   1,201
                                            ===========   ===========   ===========   ===========   ===========

Troubled debt restructurings............     $     326     $     424     $     503     $     163     $     269
                                            ===========   ===========   ===========   ===========   ===========

Ratios:
Non-performing loans to total loans.....           0.4%          0.2%          0.4%          0.3%          0.3%
Non-performing assets to total assets...           0.3%          0.1%          0.3%          0.4%          0.4%

        For the year ended September 30, 2005, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to approximately $75,000. Interest income actually recognized on such loans for the year totaled approximately $52,000.

        CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as "other assets especially mentioned" ("OAEM"), "substandard", "doubtful", or "loss" assets. A special mention credit is considered to be currently protected from loss but is potentially weak. No loss of principal or interest is foreseen; however, proper supervision and management attention is required to deter further deterioration in the credit. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as "watch". As of September 30, 2005, First Federal Bank had $2.8 million of assets designated as watch and $3.1 million as of September 30, 2004.

        Assets are classified into the above-mentioned categories and allocations are made based on historical loss experience. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When it classifies problem assets as "loss", First Federal Bank charges off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at September 30, 2005, classified assets consisted of OAEM assets of approximately $2.8 million, substandard assets of approximately $11.7 million and approximately $498,000 in doubtful assets. At September 30, 2004, classified assets consisted of OAEM assets of approximately $2.1 million, substandard assets of approximately $3.4 million and no doubtful assets. The increases in classified assets primarily relate to loans acquired in conjunction with the GFSB acquisition.

        ALLOWANCE FOR LOAN LOSSES. First Federal Bank provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any) as well as allowances determined for each major loan category. After it establishes a provision for loans that are known to be non-performing, criticized or classified, it calculates a percentage to apply to the remaining loan portfolio to estimate the probable losses inherent in that portion of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentages are determined by management based on historical loss experience for the applicable loan category, which may be adjusted to reflect our evaluation of:

        1. Portfolio composition, size, and maturities of the various segmented portions of the portfolio.

        2. Concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, etc.

        3. Off balance sheet risks, letters of credit (where there is no back-up note), unfunded commitments, and lines of credit.

        4.      Volume and trend of loan delinquencies and those on non-accrual.

        5. Criticized and classified assets. Trends in the aggregate and developments in significant individual credits identified as problems or Watch List items.

        6. Non-Performing Loans and Non-Performing Assets. Trends in the aggregate and developments on significant individual items.

        7. Historical trends of actual loan losses or charge-offs (net recoveries) based on volume and types of loans.

        8. Specific issues brought to the attention of Senior Management citing weakness or deficiencies in systems and procedures or any violations of First Federal Bank policies which may lead to or create any undue risk to First Federal Bank.

        9. Significant recoveries or additions to the allowance for loan losses.

        10. Changes in national and local economic conditions, including rapid changes in interest rates.

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. The allowance for losses on loans is based on management's estimates. In connection with the determination of the value of foreclosed real estate, management obtains independent appraisals for significant properties.

        While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review First Federal's allowances for losses on loans and foreclosed real estate. Such agencies may require First Federal to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and the valuation of foreclosed real estate may change materially in the near term.

        The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------
                                          2005        2004        2003        2002        2001
                                       ----------  ----------  ----------  ----------  ----------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of year........    $  2,253    $  2,495    $  2,468    $  2,263    $  2,018
                                       ----------  ----------  ----------  ----------  ----------

Charge-offs:
   Residential mortgage.............          53          14          22           1          46
   Commercial mortgage..............          --          --          38          71          --
   Construction.....................          --          --          --           7         257
   Commercial.......................          64           3          15          45          12
   Consumer and other...............          36          45          25          42          80
                                       ----------  ----------  ----------  ----------  ----------
     Total charge-offs..............    $    153    $     62    $    100    $    166    $    395

Recoveries:
   Residential mortgage.............          14          --           5           1           8
   Commercial mortgage..............          --          12           2           4          --
   Construction.....................          --          --          --          --         259
   Commercial.......................          16           4          17          --         148
   Consumer and other...............           3           2          12           8          11
                                       ----------  ----------  ----------  ----------  ----------
     Total recoveries...............    $     33    $     18    $     36    $     13    $    426

Net (charge-offs) recoveries........        (120)        (44)        (64)       (153)         31
Adjustment (GFSB balance transfer)..       1,661          --          --          --          --
Provision for loan losses...........           6        (198)         91         358         214
                                       ----------  ----------  ----------  ----------  ----------

Balance at end of year..............    $  3,800    $  2,253    $  2,495    $  2,468    $  2,263
                                       ==========  ==========  ==========  ==========  ==========

Ratios:
Net charge-offs to average
   loans outstanding................          --%         --%         --%       (0.1)%        --%
Allowance for loan losses to
   non-performing loans at end
   of year..........................       242.6%      455.1%      269.4%      279.5%      291.2%
Allowance  for loan losses to
   total loans at end of year.......         0.9%        0.9%        1.0%        1.0%        1.0%

        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                AT SEPTEMBER 30,
                         -------------------------------------------------------------------------------------------
                                             2005                                         2004
                         --------------------------------------------   --------------------------------------------
                                                          PERCENT OF                                     PERCENT OF
                           ALLOWANCE        LOAN        LOANS IN EACH     ALLOWANCE        LOAN        LOANS IN EACH
                           FOR LOAN      BALANCES BY     CATEGORY TO      FOR LOAN      BALANCES BY     CATEGORY TO
                            LOSSES        CATEGORY       TOTAL LOANS       LOSSES        CATEGORY       TOTAL LOANS
                         ------------  --------------  --------------   ------------  --------------  --------------
                                                          (DOLLARS IN THOUSANDS)
Residential mortgage.     $    1,440     $  189,038           45.3%      $      281     $  114,615            45.1%
Commercial mortgage..          1,220        129,133           31.0%           1,389         89,873            35.3%
Construction.........            290         30,828            7.4%             103         14,502             5.7%
Commercial...........            337         35,645            8.5%             102         14,282             5.6%
Consumer and other...            513         32,329            7.8%             378         21,020             8.3%
                          ----------     ----------     ----------       ----------     ----------      ----------

Total................     $    3,800     $  416,973          100.0%      $    2,253     $  254,292           100.0%
                          ==========     ==========     ==========       ==========     ==========      ==========

(continued)
                                                                AT SEPTEMBER 30,
                         -------------------------------------------------------------------------------------------
                                             2003                                         2002
                         --------------------------------------------   --------------------------------------------
                                                          PERCENT OF                                     PERCENT OF
                           ALLOWANCE        LOAN        LOANS IN EACH     ALLOWANCE        LOAN        LOANS IN EACH
                           FOR LOAN      BALANCES BY     CATEGORY TO      FOR LOAN      BALANCES BY     CATEGORY TO
                            LOSSES        CATEGORY       TOTAL LOANS       LOSSES        CATEGORY       TOTAL LOANS
                         ------------  --------------  --------------   ------------  --------------  --------------
                                                          (DOLLARS IN THOUSANDS)

Residential mortgage.     $      565     $  106,082           41.8%      $      361     $  106,418            41.9%
Commercial mortgage..          1,191         88,137           34.7%           1,193         70,659            27.8%
Construction.........            108         15,812            6.2%              73         16,132             6.3%
Commercial...........            119         17,307            6.9%             115         25,601            10.1%
Consumer and other...            512         26,440           10.4%             726         35,448            13.9%
                          ----------     ----------     ----------       ----------     ----------      ----------

Total................     $    2,495     $  253,778          100.0%      $    2,468     $  254,258           100.0%
                          ==========     ==========     ==========       ==========     ==========      ==========

(continued)
                                        AT SEPTEMBER 30,
                         --------------------------------------------
                                             2001
                         --------------------------------------------
                                                          PERCENT OF
                           ALLOWANCE        LOAN        LOANS IN EACH
                           FOR LOAN      BALANCES BY     CATEGORY TO
                            LOSSES        CATEGORY       TOTAL LOANS
                         ------------  --------------  --------------
                                    (DOLLARS IN THOUSANDS)

Residential mortgage.     $      264     $   85,102           36.9%
Commercial mortgage..          1,001         60,097           26.1%
Construction.........             42         10,452            4.5%
Commercial...........            112         28,039           12.2%
Consumer and other...            843         46,693           20.3%
                          ----------     ----------     ----------

Total................     $    2,262     $  230,383          100.0%
                          ==========     ==========     ==========

SECURITIES ACTIVITIES

        Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The board oversees our investment program and evaluates on an ongoing basis our investment policy and objectives. Our chief financial officer, or our chief financial officer acting with our chief executive officer, is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer and chief executive officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Board at least monthly.

        Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Agencies, and municipal bonds, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Dallas (federal agency securities). Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. Maturities on fixed rate instruments are limited to five years or less. Any exceptions must be approved by the Board of Directors. Some of investment securities acquired with the GSB acquisition were of a longer duration than permitted by the Investment Policy. The transaction was approved by the Board of Directors including the investment portfolio.

        SFAS No. 115 requires that, at the time of purchase, First Federal Bank designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. It does not have a trading portfolio.

        GOVERNMENT SECURITIES. At September 30, 2005 and 2004, First Federal Bank held government securities available for sale with a fair value of $23.1 million and $15.7 million, respectively, consisting primarily of agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as eligible collateral for borrowings or pledging for governmental deposits.

        MUNICIPAL BONDS. At September 30, 2005 and 2004, First Federal Bank held approximately $6.1 million and $1.7 million, respectively, in municipal bonds. The investments acquired in the GFSB acquisition were placed in the available for sale designation. As a result, at September 30, 2005 and 2004 the municipal securities in available for sale were $5.7 million, and $.2 million respectively. The amount in held to maturity was $.4 million at September 30, 2005 compared to $1.5 million at September 30, 2004.

        EQUITY SECURITIES. At September 30, 2005 and 2004, our equity securities available for sale had a fair value of approximately $11.5 million and $600,000, respectively, and consisted of stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. The market adjustment to the equity securities at September 30, 2005 and 2004 was a loss of $213,000 and $29,000, respectively. At September 30, 2005 and 2004, First Federal Bank also held approximately $6.4 million and $3.3 million (at cost), respectively, of Federal Home Loan Bank of Dallas common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program.

        MORTGAGE-BACKED SECURITIES. First Federal Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. It invests primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. At September 30, 2005, our mortgage-backed securities portfolio totaled approximately $23.8 million, consisting of $23.8 million classified as available for sale at fair value and $26,000 held to maturity at amortized cost. At September 30, 2004, our mortgage-backed securities portfolio totaled approximately $2.0 million, consisting of $2.0 million available for sale at fair value and $54,000 held to maturity at amortized cost.

        Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. First Federal Bank reviews prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification, which would cause amortization or accretion adjustments.

        INVESTMENT SECURITIES PORTFOLIO. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                                AT SEPTEMBER 30,
                                                --------------------------------------------------------------------------------
                                                                 2005                                     2004
                                                ---------------------------------------  ---------------------------------------
                                                 AMORTIZED                  DIFFERENCE    AMORTIZED                  DIFFERENCE
                                                   COST       FAIR VALUE     IN VALUE       COST       FAIR VALUE     IN VALUE
                                                -----------  ------------  ------------  -----------  ------------  ------------
                                                                                (IN THOUSANDS)
DEBT SECURITIES:
  U.S. Government and agency obligations......  $    25,186  $    24,868   $       (318) $    37,457  $     37,359  $        (98)
  State agency and municipal obligations......        6,027         6,065            38        1,695         1,703             8
                                                -----------  ------------  ------------  -----------  ------------  ------------

  Corporate bonds and other obligations.......           --           --             --           --            --            --
                                                -----------  ------------  ------------  -----------  ------------  ------------

  Asset-backed securities:
    Pass-through securities:
      Fannie Mae..............................       14,488        14,381          (107)         988         1,030            42
      Freddie Mac.............................        4,105         4,087           (18)         981         1,023            42
      Ginnie Mae..............................        3,371         3,367            (4)          --            --            --
      Sallie Mae..............................          787           786            (1)          --            --            --
      CMOs....................................        1,960         1,958            (2)          --            --            --
                                                -----------  ------------  ------------  -----------  ------------  ------------

   Total debt
     securities...............................       55,924        55,512          (412)      41,121        41,115            (6)
                                                -----------  ------------  ------------  -----------  ------------  ------------

MARKETABLE EQUITY
  SECURITIES:
  Common stock................................        1,006           896          (110)          10            10            --
  Preferred stock.............................           --            --            --           --            --            --
  Mutual funds................................       10,726        10,623          (103)         600           571           (29)
                                                -----------  ------------  ------------  -----------  ------------  ------------

  Total equity securities.....................       11,732        11,519          (213)         610           581           (29)
                                                -----------  ------------  ------------  -----------  ------------  ------------

  Total investment securities.................  $    67,656  $     67,031  $       (625) $    41,731  $     41,696  $        (35)
                                                ===========  ============  ============  ===========  ============  ============


                                                            AT SEPTEMBER 30,
                                                ---------------------------------------
                                                                 2003
                                                ---------------------------------------
                                                 AMORTIZED                  DIFFERENCE
                                                   COST       FAIR VALUE     IN VALUE
                                                -----------  ------------  ------------
                                                            (IN THOUSANDS)

DEBT SECURITIES:
  U.S. Government and agency obligations......  $    43,269  $     43,373  $        105
  State agency and municipal obligations......        2,335         2,369            34
                                                -----------  ------------  ------------

  Corporate bonds and other obligations.......          203           203            --
                                                -----------  ------------  ------------

  Asset-backed securities:
    Pass-through securities:
      Fannie Mae..............................        2,344         2,432            88
      Freddie Mac.............................        1,627         1,694            66
      Ginnie Mae..............................           --            --            --
      Sallie Mae..............................           --            --            --
      CMOs....................................           --            --            --
                                                -----------  ------------  ------------

   Total debt
     securities...............................       49,778        50,071           293
                                                -----------  ------------  ------------

MARKETABLE EQUITY
  SECURITIES:
  Common stock................................           10            10            --
  Preferred stock.............................           --            --            --
  Mutual funds................................          600           579           (21)
                                                -----------  ------------  ------------

  Total equity securities.....................          610           589           (21)
                                                -----------  ------------  ------------

  Total investment securities.................  $    50,388  $     50,660  $        272
                                                ===========  ============  ============

        At September 30, 2005, the available-for-sale federal agency securities, at fair value, totaled $23.1 million, or 4.2% of total assets. Of the portfolio, based on amortized cost, approximately $8.4 million had maturities of one year or less and a weighted average yield of 2.9%, and approximately $14.7 million had maturities of between one and five years and a weighted average yield of 3.6%. The agency securities portfolio includes both non-callable and callable debentures. The agency callable debentures contain various call terms from continuously callable after 30 days, to quarterly callable with no call for the first six months.

        At September 30, 2005, our available-for-sale mortgage-backed securities and asset-backed securities, approximately $24.6 million, at fair value, consisted of pass-through securities, which totaled 4.5% of total assets.

        At September 30, 2005, our held to maturity mortgage-backed securities portfolio totaled approximately $26,000 at amortized cost, with a weighted average yield of 7.0%.

        PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio and the asset-backed securities at September 30, 2005 are summarized in the following table. Maturities are based on the earliest callable date for debentures and final contractual payment dates for mortgage-backed securities, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                                                  MORE THAN ONE YEAR       MORE THAN FIVE YEARS
                                                         ONE YEAR OR LESS         THROUGH FIVE YEARS        THROUGH TEN YEARS
                                                     ------------------------  ------------------------  ------------------------
                                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                      AMORTIZED     AVERAGE     AMORTIZED     AVERAGE     AMORTIZED     AVERAGE
                                                        COST         YIELD        COST         YIELD        COST         YIELD
                                                     -----------  -----------  -----------  -----------  -----------  -----------
DEBT SECURITIES:
  U.S. Government and agency securities..........    $    10,213         2.7%  $    14,973         3.6%  $         -         0.0%
  State agency and municipal obligations.........            962         3.0%          435         3.2%            -         0.0%
                                                     -----------  -----------  -----------  -----------  -----------  -----------

  Corporate bonds and other obligations..........              -         0.0%            -         0.0%            -         0.0%
                                                     -----------  -----------  -----------  -----------  -----------  -----------


  Asset-backed securities:
    Pass-through securities:
      Fannie Mae.................................              -         0.0%          493         5.7%        1,846       4.3%
      Freddie Mac................................              -         0.0%          598         5.9%            -       0.0%
      Ginnie Mae.................................              -         0.0%            -         0.0%            -       0.0%
      Sallie Mae.................................              -         0.0%            -         0.0%          787       4.2%
      CMOs.......................................              -         0.0%          417         4.6%            -       0.0%
                                                     -----------  -----------  -----------  -----------  -----------  -----------


  Total debt securities..........................         11,175         2.7%       16,916         3.8%        2,633       4.3%
                                                     -----------  -----------  -----------  -----------  -----------  -----------

MARKETABLE EQUITY SECURITIES:
  Common stock...................................              -                         -                         -
  Preferred stock................................              -                         -                         -
  Mutual funds...................................         10,126                         -                         -
                                                     -----------               -----------               -----------

  Total equity securities........................         10,126                         -                         -
                                                     -----------               -----------               -----------

  Total investment securities....................    $    21,301               $    16,916               $     2,633
                                                     ===========               ===========               ===========



                                                       MORE THAN TEN YEARS               TOTAL SECURITIES
                                                     ------------------------  --------------------------------------
                                                                    WEIGHTED                               WEIGHTED
                                                      AMORTIZED     AVERAGE     AMORTIZED                   AVERAGE
                                                        COST         YIELD         COST      FAIR VALUE      YIELD
                                                     -----------  -----------  -----------  ------------  -----------
DEBT SECURITIES:
  U.S. Government and agency securities..........    $         -         0.0%  $    25,186  $     24,868         3.2%
  State agency and municipal obligations.........          4,630         4.8%        6,027         6,065         4.4%
                                                     -----------  -----------  -----------  ------------  -----------

  Corporate bonds and other obligations..........              -         0.0%            -             -         0.0%
                                                     -----------  -----------  -----------  ------------  -----------


  Asset-backed securities:
    Pass-through securities:
      Fannie Mae.................................         12,149         4.3%       14,488        14,381         4.3%
      Freddie Mac................................          3,507         3.9%        4,105         4,087         4.2%
      Ginnie Mae.................................          3,371         3.5%        3,371         3,367         3.5%
      Sallie Mae.................................              -         0.0%          787           786         0.0%
      CMOs.......................................          1,543         4.3%        1,960         1,958         4.4%
                                                     -----------  -----------  -----------  ------------  -----------


  Total debt securities..........................         25,200         4.2%       55,924        55,512         3.8%
                                                     -----------  -----------  -----------  ------------  -----------

MARKETABLE EQUITY SECURITIES:
  Common stock...................................          1,006                     1,006           896
  Preferred stock................................              -                         -             -
  Mutual funds...................................            600                    10,726        10,623
                                                     -----------               -----------  ------------

  Total equity securities........................          1,606                    11,732        11,519
                                                     -----------               -----------  ------------

  Total investment securities....................    $    26,806               $    67,656  $     67,031
                                                     ===========               ===========  ============

SOURCES OF FUNDS

        GENERAL. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

        DEPOSITS. First Federal Bank offers a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit, IRAs and other qualified plan accounts. It provides various commercial checking accounts for businesses. In addition, it provides low-cost checking account services for low-income customers.

        At September 30, 2005, our deposits totaled $377.7 million. NOW and interest-bearing deposits totaled $62.8 million, and non-interest-bearing demand deposits and cashiers' checks outstanding totaled $62.1 million. Savings and money market deposits totaled $107.9 million at September 30, 2005. Also at that date, First Federal Bank had a total of $144.9 million in certificates of deposit, of which $94.0 million had maturities of one year or less.

        At September 30, 2004, our deposits totaled $254.4 million. NOW and interest-bearing deposits totaled $44.1 million, and non-interest-bearing demand deposits and cashiers checks outstanding totaled $33.5 million. Savings and money market deposits totaled $97.3 million at September 30, 2004. Also at that date, First Federal Bank had a total of $79.4 million in certificates of deposit, of which $22.9 million had maturities of one year or less. Although it has a significant portion of our deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy it believes it will retain a large portion of such accounts upon maturity.

        Our deposits are obtained predominantly from the areas in which our branch offices are located. First Federal Bank relies on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While it accepts certificates of deposit in excess of $100,000 for which it may provide preferential rates, it does not actively solicit such deposits, as they are more difficult to retain than core deposits.

        The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                   AT SEPTEMBER 30,
                          ----------------------------------------------------------------------------------------------------
                                        2005                             2004                              2003
                          --------------------------------  --------------------------------  --------------------------------
                                                  WEIGHTED                         WEIGHTED                          WEIGHTED
                           AVERAGE                AVERAGE    AVERAGE               AVERAGE     AVERAGE               AVERAGE
                           BALANCE    PERCENT      RATE      BALANCE    PERCENT     RATE       BALANCE    PERCENT      RATE
                          ---------  ---------  ----------  ---------  ---------  ----------  ---------  ---------  ----------
DEPOSIT TYPE:
Demand deposits........   $  47,330     15.7%        0.0%   $  34,189     12.9%       0.0%    $  30,576     11.6%        0.0%
NOW/Interest bearing
  checking.............      53,144     17.7%        0.1%      45,787     17.2%       0.1%       41,418     15.7%        0.2%
Money market deposits..      12,936      4.3%        0.7%       8,166      3.1%       0.3%       10,448      4.0%        0.6%
Regular savings........      85,284     28.3%        0.8%      95,889     36.1%       0.7%      100,710     38.2%        1.3%
                          ---------  ---------  ----------  ---------  ---------  ----------  ---------  ---------  ----------
   Total transaction
     accounts..........   $ 198,694     66.0%        0.4%   $ 184,031     69.3%       0.4%    $ 183,152     69.5%        0.8%

   Certificates of
     deposit...........     102,286     34.0%        2.8%      81,521     30.7%       2.7%       80,400     30.5%        3.1%
                          ---------  ---------  ----------  ---------  ---------  ----------  ---------  ---------  ----------

   Total deposits......   $ 300,980    100.0%        1.2%   $ 265,552    100.0%       1.1%    $ 263,552    100.0%       1.5%
                          =========  =========  ==========  =========  =========  ==========  =========  =========  ==========

        As of September 30, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $58.9 million. The following table sets forth the maturity of those certificates as of September 30, 2005.

                                                         AT
                                                 SEPTEMBER 30, 2005
                                                 ------------------
                                                   (IN THOUSANDS)

        Three months or less................         $   19,417
        Over three months through six months             12,607
        Over six months through one year....             12,569
        Over one year to three years........              9,657
        Over three years....................              4,614
                                                     ----------

        Total...............................         $   58,864
                                                     ==========

        BORROWINGS. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas. At September 30, 2005, First Federal Bank had access to additional Federal Home Loan Bank advances of up to $99.7 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

                                                                 AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------------------------
                                                                2005             2004              2003
                                                          ---------------   ---------------   ---------------
                                                                          (DOLLARS IN THOUSANDS)
     Balance at end of year............................    $     107,991     $      57,329     $      61,509
     Average balance during year.......................    $      76,121     $      59,757     $      53,268
     Maximum outstanding at any month end..............    $     107,991     $      64,893     $      61,509
     Weighted  average interest rate at end of year....              4.3%              4.3%              4.6%
     Average interest rate during year.................              4.1%              4.6%              4.7%

ACTIVITIES OF SUBSIDIARIES AND AFFILIATED ENTITIES

        First New Mexico Service Corp. is a wholly owned subsidiary of First Federal Bank. It was established in 1993 for the purpose of holding an investment in real estate. It no longer holds that real estate and currently has no activity. At September 30, 2005, First Federal's investment in this subsidiary was $0.

COMPETITION

        First Federal Bank faces significant competition in both originating loans and attracting deposits. Most of the communities it operates in have a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. First Federal Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. It has emphasized personalized banking and the advantage of local decision making in our banking business, and this strategy appears to have been well received in our market areas. It does not rely on any individual, group, or entity for a material portion of our deposits.

EMPLOYEES

        At September 30, 2005, First Federal had 159 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

LEGAL PROCEEDINGS

        First Federal is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to our financial condition and results of operations.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

        GENERAL. First Federal and First Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither First Federal's nor First Federal Bank's federal tax returns are currently under audit, and neither entity has been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Federal or First Federal Bank.

        METHOD OF ACCOUNTING. For federal income tax purposes, First Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its federal and state income tax returns.

        BAD DEBT RESERVES. Historically, First Federal Bank was subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996 pursuant to the Small Business Protection Act of 1996 (the "1996 Act"), which eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period all bad debt reserves accumulated after 1987. First Federal Bank has fully recaptured its post-1987 reserve balance.

        Currently, the First Federal Bank consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

        TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if First Federal Bank failed to meet certain thrift asset and definitional tests.

        As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if First Federal Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. As mentioned earlier, First Federal Bank has fully recaptured its post-1987 reserve balance.

        ALTERNATIVE MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. First Federal and First Federal Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

        NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2005, First Federal Bank had no net operating loss carryforwards for federal income tax purposes.

        CORPORATE DIVIDENDS-RECEIVED DEDUCTION. First Federal may exclude from its federal taxable income 100% of dividends received from First Federal Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from a corporation having less than 20% of its stock owned by the recipient corporation.

STATE TAXATION

        The State of New Mexico has a corporate tax which subjects First Federal's New Mexico taxable income to tax rates ranging from 4.80% to 7.60% on taxable income over $1,000,000. New Mexico taxable income is computed by applying certain modifications to federal taxable income. The principal difference between state and federal taxable income is that interest earned on U.S. government obligations is not taxable for state purposes.

                           SUPERVISION AND REGULATION

GENERAL

        As a federally chartered savings bank, First Federal Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. First Federal Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System. First Federal Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, with regard to reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines First Federal Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. First Federal Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of First Federal Bank's loan documents.

        There can be no assurance that laws, rules and regulations will not change in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Board of Governors of the Federal Reserve System, or Congress, could have a material adverse impact on First Federal, First Federal Bank and their respective operations.

FEDERAL BANKING REGULATION

        BUSINESS ACTIVITIES. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, First Federal Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Federal Bank also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal Bank directly, including real estate investment, securities brokerage and insurance agency.

        CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a ratio of tangible capital to adjusted total assets of 1.5%, a ratio of Tier 1 (core) capital to adjusted total assets of 4.0% (3% for institutions receiving the highest rating on the CAMELS rating system) and a ratio of total capital to total risk-adjusted assets of 8.0%. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

        The risk-based capital standard for savings banks requires the maintenance of Tier 1, or core, and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term preferred stock, mandatory convertible securities, subordinated debt and intermediate-term preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

        At September 30, 2005, First Federal Bank's capital exceeded all applicable requirements.

        LOANS TO ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2005, First Federal Bank was in compliance with the loans-to-one-borrower limitations.

        QUALIFIED THRIFT LENDER TEST. As a federal savings bank, First Federal Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, First Federal Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

        "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Federal Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

        A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At September 30, 2005, First Federal Bank maintained approximately 79.2% of its portfolio assets in qualified thrift investments, and, as of that date, satisfied the QTL test.

        CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution's capital account. A savings bank must file an application for approval of a capital distribution if:

        o the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

        o the savings bank would not be at least adequately capitalized following the distribution;

        o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

        o the savings bank is not eligible for expedited treatment of its filings.

        Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

        The Office of Thrift Supervision may disapprove a notice or application if:

        o the savings bank would be undercapitalized following the distribution;

        o the proposed capital distribution raises safety and soundness concerns; or

        o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

        LIQUIDITY. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

        COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Federal Bank received a "Satisfactory" Community Reinvestment Act rating in its most recent federal examination.

        PRIVACY STANDARDS. Effective July 2001, financial institutions, including First Federal Bank, became subject to regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require First Federal Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personnel information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, First Federal Bank is required to provide its customers with the ability to "opt-out" of having First Federal Bank share their nonpublic personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on First Federal Bank. The Gramm-Leach-Bliley Act also allows each state to enact legislation that is more protective of consumers' personal information.

        Also effective July 1, 2001, the Office of Thrift Supervision and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of a financial institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records, or information that could result in substantial harm or inconvenience to any customer. First Federal Bank has implemented these guidelines, and such implementation did not have a material adverse effect on our operations.

        TRANSACTIONS WITH RELATED PARTIES. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. First Federal and its non-savings institution subsidiaries will be affiliates of First Federal Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

        First Federal Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by First Federal Bank's Board of Directors.

        ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

        STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

        PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank's capital:

        o well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

        o adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

        o undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

        o significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); and

        o       critically undercapitalized (less than 2% tangible capital).

        Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At September 30, 2005, First Federal Bank met the criteria for being considered "well capitalized."

        INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in First Federal Bank are insured by the Savings Association Insurance Fund and, to a limited extent, the Bank Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. First Federal Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0144% of insured deposits to fund interest payments on bonds maturing in 2017 that were issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

        PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

        FEDERAL HOME LOAN BANK SYSTEM. First Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Dallas, First Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2005, First Federal Bank was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

        Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2005, First Federal Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

THE USA PATRIOT ACT

        The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, including federal savings banks like First Federal Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

        The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These regulations require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

HOLDING COMPANY REGULATION

        First Federal is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over First Federal and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to First Federal Bank

        Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts the activities of unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those permissible for financial holding companies or for multiple savings and loan holding companies. First Federal is a grandfathered unitary savings and loan holding company and, therefore, is generally not limited in its activities.

        Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

SARBANES-OXLEY ACT OF 2002

        The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Under Section 302(a) of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of First Federal are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. First Federal is subject to additional reporting and audit requirements beginning with the fiscal year ending September 30, 2007 under the Sarbanes-Oxley Act. First Federal has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

FEDERAL SECURITIES LAWS

        Shares of First Federal common stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. First Federal is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

        The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of First Federal may be resold without registration. Shares purchased by an affiliate of First Federal will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If First Federal meets the current public information reporting requirements of Rule 144 under the Securities Act of 1933, each affiliate of First Federal that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of First Federal or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, First Federal may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.     DESCRIPTION OF PROPERTY

        The following table provides certain information with respect to our 14 banking offices as of September 30, 2005:

CORPORATE OFFICE:

        300 N. Pennsylvania Ave.
        (Includes a detached drive-up facility)
        Roswell, NM  88201
        (505) 622-6201

BRANCH OFFICES:

        1810 S. Main St.             1800 S. Telshor (Includes a detached
        Roswell, NM  88203           drive-up facility)
        (505) 622-6201               Las Cruces, NM  88011
                                     (505) 522-2664
        3201 N. Main St.
        Roswell, NM  88201           301 W. Amador
        (505) 622-6201               Las Cruces, NM  88005
                                     (505) 522-2664
        398 Sudderth
        Ruidoso, NM  88345           7015 N. Mesa
        (505) 257-4006               El Paso, TX  79912
                                     (915) 587-6599
        100 Smokey Bear
        Capitan, NM  88316           2290 Trawood Dr.
        (505) 354-5030               El Paso, TX  79935
                                     (915) 594-0681
        604 N. 26th Street
        Artesia, NM  88210           4301 The 25 Way, NE
        (505) 627-5691               Albuquerque, NM  87109
                                     (505) 341-3240
        300 E. 1st St.
        Alamogordo, NM  88310        221 West Aztec Avenue
        (505) 439-0011               Gallup, NM 87301
                                     (505) 722-4361
        1501 San Juan Blvd.
        Farmington, NM 87401
        (505) 327-6100

        The net book value of our premises, land and equipment was approximately $13.7 million at September 30, 2005.

        For information regarding the Company's investment in mortgages and mortgage-related securities, see "Item 1. Business" herein.

ITEM 3.     LEGAL PROCEEDINGS

        From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

        (a)     Not applicable.

        (b)     Not Applicable.

        (c) First Federal did not repurchase any shares of its common stock during the relevant period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Federal's 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

        The consolidated financial statements included in First Federal's 2005 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

        In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended September 30, 2005, Eide Bailly LLP identified deficiencies that existed in the design or operation of our disclosure controls and procedures that it considers to represent a "significant deficiency." A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

        The deficiencies in our disclosure controls and procedures related to the preparation of footnote disclosures with respect to our acquisition of GFSB Bancorp, Inc. The required footnote disclosures were identified in the audit process and have been appropriately disclosed in this Form 10-KSB.

        Based upon the evaluation described above, including the identification of the "significant deficiency" by Eide Bailly LLP, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        We are in the process of improving disclosure controls and procedures in an effort to remediate the deficiency identified above.

        There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        First Federal has adopted a Code of Ethics that applies to First Federal's principal executive officer, and principal financial officer. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

        Information concerning Directors and executive officers of First Federal is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors."

ITEM 10.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal I -- Election of Directors."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors."

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13.    EXHIBITS

(a)     FINANCIAL STATEMENTS

        (A)     Management Responsibility Statement

        (B)     Report of Independent Registered Public Accounting Firm

        (C)     Consolidated Statements of Financial Condition

        (D)     Consolidated Statements of Income

        (E)     Consolidated Statements of Comprehensive Income

        (F)     Consolidated Statements of Changes In Stockholders' Equity

        (G)     Consolidated Statements of Cash Flows

        (H)     Notes to Consolidated Financial Statements

(b)     FINANCIAL STATEMENT SCHEDULES

(c)     EXHIBITS.

        3.1     Certificate of Incorporation of First Federal Banc of the
                Southwest, Inc.*
        3.2     Bylaws of First Federal Banc of the Southwest, Inc.*
        4.1     Form of Common Stock Certificate of First Federal Banc of the
                Southwest, Inc.*
        10.1    Form of Employment Agreement with Jerry R. Spurlin *
        10.2    Form of Employment Agreement with William W. Head, Jr.*
        10.3    Form of Employment Agreement with Leonard C. Scalzi*
        10.4    Release on Non-Compete Agreement with Richard P. Gallegos*
        10.5    Purchase Agreement, dated as of May 9, 2003, by and between
                First Federal Bank and Aubrey L. Dunn, Jr.*
        10.6    Form of Change in Control Agreement with Debra S. Fischer*
        10.7    Form of Change in Control Agreement with Ginger R. Palmer*
        10.8    First Federal Bank 1995 Stock Option Plan**
        10.9    First Federal Banc of the Southwest, Inc. 2002 Stock Option and
                Incentive Plan**
        10.10   Employment Agreement with George A. Rosenbaum, Jr.***
        13      Portions Annual Report to Stockholders
        14      Code of Ethics
        21      Subsidiaries of Registrant*
        31.1    Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002
        31.2    Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002
        32      Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------
* Incorporated by reference to the Registration Statement on Form S-4 of First Federal (file no. 333-120729), originally filed with the Securities and Exchange Commission on November 24, 2004.
** Incorporated by reference to the Registration Statement on Form S-8 of First Federal (file no. 333-128308), originally filed with the Securities and Exchange Commission on September 14, 2005.
*** Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (file no. 000-51243), filed with the Securities and Exchange Commission on August 15, 2005

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement; specifically the section captioned "Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm"

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST FEDERAL BANC OF THE
                                           SOUTHWEST, INC.


Date: January 12, 2006                By:  /s/ Aubrey L. Dunn, Jr.
                                           -------------------------------------
                                           Aubrey L. Dunn, Jr.
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures                               Title                           Date
           ----------                               -----                           ----

/s/ Aubrey L. Dunn, Jr.              President, ChiefExecutive Officer        January 12, 2006
--------------------------------     and Director (Principal Executive
Aubrey L. Dunn, Jr.                  Officer)


/s/ George A. Rosenbaum, Jr.         Executive Vice President and Chief       January 12, 2006
--------------------------------     Financial Officer (Principal
George A. Rosenbaum, Jr.             Financial and Accounting Officer)


/s/ Edward K. David                  Chairman of the Board                    January 12, 2006
--------------------------------
Edward K. David


/s/ Marc Reischman                   Vice Chairman of the Board               January 12, 2006
--------------------------------
Marc Reischman


/s/ Kay R. Mcmillan                  Director                                 January 12, 2006
--------------------------------
Kay R. McMillan


/s/ Michael A. Mcmillan              Director                                 January 12, 2006
--------------------------------
Michael A. McMillan


/s/ Arturo Jurado                    Director                                 January 12, 2006
--------------------------------
Arturo Jurado


/s/ Russell P. Weems                 Director                                 January 12, 2006
--------------------------------
Russell P. Weems


/s/ Larry L. Sheffield               Director                                 January 12, 2006
--------------------------------
Larry L. Sheffield


/s/ James E. Paul, Jr.               Director                                 January 12, 2006
--------------------------------
James E. Paul, Jr.


/s/ Catherine Gutierrez              Director                                 January 12, 2006
--------------------------------
Catherine Gutierrez


/s/ Michael P. Mataya                Director                                 January 12, 2006
--------------------------------
Michael P. Mataya


/s/ Richard C. Kauzlaric             Director                                 January 12, 2006
--------------------------------
Richard C. Kauzlaric