Form 10QSB
period 2005-12-31
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2006-02-14
CIK 1060939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     DECEMBER 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

        Commission file number 0-51243


                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                             85-0453611
        (State or other jurisdiction of            (I.R.S. Employer ID No.)
        incorporation or organization)

            300 NORTH PENNSYLVANIA AVENUE, ROSWELL, NEW MEXICO 88201
                    (Address of principal executive offices)

                                 (505) 622-6201
                 (Issuer's telephone number including area code)

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

                               (1) [X] Yes [ ] No
                               (2) [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of February 6, 2006.

3,979,453 shares of common stock, par value $0.01 per share

Transitional Small Business Disclosure Format (check one), [ ] Yes  [X] No

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                            PAGE
------    ---------------------                                            ----

Item 1    Consolidated Statements of Financial Condition                     2
          Consolidated Statements of Income                                  3
          Consolidated Statements of Stockholders' Equity                    4
          Consolidated Statements of Cash Flows                              5
          Notes to Consolidated Financial Statements                         7

Item 2    Management's Discussion and Analysis of Financial Condition       11
            and Results of Operations

Item 3    Controls and Procedures                                           21

PART II   OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings                                                 21

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       21

Item 3    Defaults Upon Senior Securities                                   21

Item 4    Submission of Matters to Vote of Security Holders                 22

Item 5    Other Information                                                 22

Item 6    Exhibits                                                          22

          Signatures                                                        23


Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32      Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
                2002


FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
Consolidated Statements Of Financial Condition
-----------------------------------------------------------------------------------------------------
December 31, 2005 Compared to September 30, 2005


ASSETS                                                                  DECEMBER 31,    September 30,
                                                                           2005              2005
                                                                       -------------    -------------
                                                                        (UNAUDITED)

                                                                              ($ IN THOUSANDS)
Cash and due from banks                                                $      14,502    $      11,777
Interest-bearing deposits with banks                                          26,246           26,185
Held-to-maturity investments securities                                          395            2,132
Available-for-sale investment securities                                      60,177           64,902
Loans held for sale                                                            1,571            2,892
Loans receivable, net                                                        416,547          412,073
Accrued interest receivable                                                    2,027            2,036
Federal Home Loan Bank stock, at cost, restricted                              6,066            6,373
Property, equipment, and construction in progress, net                        13,932           13,726
Identifiable Intangibles                                                       3,540            3,645
Goodwill                                                                       2,286            2,286
Investment in non-bank subsidiaries                                              310              310
Other assets                                                                   1,695            1,605
                                                                       -------------    -------------

               TOTAL ASSETS                                            $     549,294    $     549,942
                                                                       =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
              Non-interest bearing                                     $      62,537    $      62,106
              Interest bearing                                               311,902          315,609
       Advances from the Federal Home Loan Bank                              109,173          107,991
       Escrows from borrowers for taxes and insurance                            869            1,561
       Accrued and other liabilities                                           3,936            3,156
       Long term subordinated debt                                            10,310           10,310
                                                                       -------------    -------------
              TOTAL LIABILITIES                                              498,727          500,733
                                                                       -------------    -------------
Commitments and contingencies                                                      -                -

Stockholders' Equity
       Preferred stock, $0.01 par value; 500,000 shares
              authorized; no shares issued and outstanding                         -                -

       Common stock, $0.01 par value; 6,000,000
              shares authorized; 4,300,045 shares issued and
              3,979,453 shares outstanding at December 31, 2005;
              4,289,445 shares issued and 3,968,853 shares
              outstanding at September 30, 2005                                   43               43

       Additional paid-in capital                                             18,011           17,916
       Retained  earnings                                                     35,621           34,345
       Accumulated other comprehensive income                                   (387)            (374)

Treasury stock, at cost, 320,592 shares at December 31, and
September 30, 2005 respectively                                               (2,721)          (2,721)
                                                                       -------------    -------------

              TOTAL STOCKHOLDERS' EQUITY                                      50,567           49,209
                                                                       -------------    -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     549,294    $     549,942
                                                                       =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31, 2005 and 2004


                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                           ---------------------------------------
                                                                                  2005                 2004
                                                                           ---------------------------------------
                                                                           ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
     Interest Income
       Interest and fees on loans                                          $            7,771   $            4,288
       Interest on investment securities                                                  615                  254
       Interest and dividends on other investments                                        291                  137
                                                                           ------------------   ------------------
                            Total interest income                                       8,677                4,679
                                                                           ------------------   ------------------

     Interest Expense
       Deposits                                                                         1,504                  690
       Borrowed funds                                                                   1,254                  615
                                                                           ------------------   ------------------
                            Total interest expense                                      2,758                1,305
                                                                           ------------------   ------------------

                                  Net interest income before provision
                                  for loan losses                                       5,919                3,374

       Provision for loan losses                                                          140                    -
                                                                           ------------------   ------------------
                                  Net interest income after provision
                                  for loan losses                                       6,059                3,374
                                                                           ------------------   ------------------

     Other Income
       Fees for services to customers                                                     327                  215
       Gain on sale of loans                                                              160                  129
       Gain on sale of available-for-sale investment securities                             -                    -
       Other                                                                              152                  116
                                                                           ------------------   ------------------
                                  Total other income                                      639                  460
                                                                           ------------------   ------------------

     Other Expenses
       Compensation and related benefits                                                2,418                1,531
       Occupancy                                                                          268                  209
       Data processing                                                                    273                  128
       Advertising                                                                         49                   17
       Telephone                                                                           74                   64
       Postage                                                                             47                   44
       Printing & supplies                                                                 73                   48
       Employee expenses                                                                   98                   56
       Depreciation and amortization                                                      317                  148
       Professional fees                                                                  131                   43
       Other                                                                              364                  268
                                                                           ------------------   ------------------
                                  Total other expenses                                  4,112                2,556
                                                                           ------------------   ------------------
                                   Income before income taxes                           2,586                1,278
       Income tax expense                                                               1,032                  512
                                                                           ------------------   ------------------
                                  Net income                               $            1,554   $              766
                                                                           ==================   ==================
               Net income per average common share
                  Basic                                                                   .39                  .24
                  Diluted                                                                 .38                  .23
Average common shares - basic                                                       3,974,853            3,193,800
Average common shares - diluted                                                     4,063,504            3,293,400

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended December 31, 2005 and the Year Ended September 30, 2005


                                                                                                 ($ in thousands, except share data)


                                                        Additional                                         Accumulated
                                         COMMON           Paid-in           TREASURY           Retained    Other Comp.
                                         STOCK            Capital             STOCK            Earnings       Loss         Total
                                  ---------------------              ------------------------
                                    Shares     Value                   Shares        Cost
BALANCE AT SEPTEMBER 30, 2005      4,289,445   $   43    $  17,916     320,592     $ (2,721)   $  34,345    $   (374)    $  49,209

  Stock issued for stock options      10,600        -           95                                                              95

  Dividends - $0.07 per share                                                                       (278)                     (278)

  Comprehensive income:
     Change in unrealized gain
     on investment securities,
     net of taxes                                                                                                (13)

  Net income                               -        -            -           -            -        1,554           -             -

                           TOTAL                                                                                             1,541
                                  --------------------------------------------------------------------------------------------------


BALANCE AT DECEMBER 31, 2005       4,300,045   $   43    $  18,011     320,592     $ (2,721)   $  35,621    $   (387)    $  50,567
                                  ==================================================================================================


Reconciliation of Other Comprehensive Income (Loss)                     FOR THE THREE MONTHS
                                                                         ENDED DECEMBER 31,
                                                                     --------------------------
                                                                         2005          2004
                                                                     ------------  ------------

Unrealized losses on securities:
        Unrealized holding losses arising during period              $        (22) $        (75)

  Related taxes                                                                 9            30

  Reclassification adjustments for net losses in net income                     -             -

  Related taxes                                                                 -             -
                                                                     ------------  ------------

                        TOTAL OTHER COMPREHENSIVE LOSS               $        (13) $        (45)
                                                                     ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31, 2005 and 2004


                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                           ---------------------------------------
                                                                                  2005                 2004
                                                                           ------------------   ------------------
                                                                                        (IN THOUSANDS)
Cash Flows from Operating Activities
         Net income                                                        $            1,554   $              766
         Adjustments to reconcile net income to net
         cash provided by operating activities
              Depreciation & amortization of intangibles                                  317                  148
              Net loss (gain) on sale of REO                                                -                    -
              Accretion of deferred loan fees                                            (108)                 (59)
              Proceeds from sales of loans held for sale                               11,730                7,039
              Origination of loans held for sale                                      (10,250)              (6,986)
              Gain on sale of sold loans                                                 (160)                (129)
              Provision (benefit) for loan losses                                        (140)                   -
              Amortization of investments, net                                            (39)                  61
              FHLB Stock dividend                                                         (63)                 (20)
              Change in accrued interest & dividend receivable                              9                   61
              Change in prepaid/other assets                                             (217)                 (91)
              Change in accounts payable & accrued liabilities                            781                  411
              Accretion of market-to-market, net                                          (57)                   -
              Other, net                                                                  (89)                  30
                                                                           ------------------   ------------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                             3,268                1,231
                                                                           ------------------   ------------------

Cash Flows from Investing Activities
         Change in deposits in banks                                                      (60)               1,515
         Proceeds from maturity and principal paydowns
              of held-to-maturity securities                                            1,725                7,025
         Principal payments on mortgage backed securities
              held-to-maturity                                                             11                    7
         Proceeds from sales, maturities and principal paydowns
              of available-for-sale securities                                          3,081                    -
         Purchases of available-for-sale securities                                         -               (3,488)
         Principal payments on mortgage backed securities
              available-for-sale                                                        1,759                  733
         Loan origination and principal repayment on loans, net                        (4,223)              (3,992)
         Proceeds from sale of loans                                                        -                    -
         Proceeds from sale of foreclosed properties                                      127                    -
         Proceeds from redemption of FHLB stock                                           369                    -
         Proceeds from sale of property and equipment                                       -                    -
         Purchases of FHLB stock                                                            -                    -
         Purchases of Building and Equipment                                             (417)                 (89)
                                                                           ------------------   ------------------
              NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          2,372                1,711
                                                                           ------------------   ------------------

Cash Flows from Financing Activities
         Net increase (decrease) in transaction accounts, savings
         and now deposits                                                              (3,303)               1,113
         Net increase (decrease) in mortgage escrow funds                                (692)                (280)
         Proceeds from FHLB advances                                                    3,951                    -
         Repayments on FHLB Advances                                                   (2,688)              (1,577)
         Dividends paid or to be paid in cash                                            (278)                (120)
         Proceeds from exercise of stock options                                           95                  105
         Proceeds from sale of subordinated debentures                                      -                    -
         Purchase of treasury stock, net                                                    -                    -
                                                                           ------------------   ------------------
              NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                         (2,915)                (759)

              NET CASH AND DUE FROM BANKS                                  $            2,725   $            2,183
                                                                           ==================   ==================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31, 2005 and 2004


                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                           ---------------------------------------
                                                                                  2005                 2004
                                                                           ------------------   ------------------
                                                                                        (IN THOUSANDS)

Increase (decrease) in cash and due from banks                             $            2,725                2,183
Cash and due from banks at beginning of year                                           11,777                9,528
                                                                           ------------------   ------------------
CASH AND DUE FROM BANKS AT END OF YEAR                                     $           14,502               11,711
                                                                           ==================   ==================



SUPPLEMENTAL DISCLOSURES

Cash paid during the period for
         Interest on deposits and advances                                 $            2,614                1,309
         Income taxes                                                                       -                   26

Decrease in unrealized loss, net of deferred taxes
on available-for-sale securities (other comprehensive income)                             (13)                 (45)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The financial statements include the accounts of First Federal Banc of the Southwest, Inc. (the "Company") and its wholly owned subsidiary, First Federal Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. First Federal NM Trust I and First Federal NM Trust II ("Trust I" and "Trust II") are wholly owned subsidiaries of the Company and are not consolidated in these financial statements (see Note 3 below for additional information).

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements contain all adjustments (consisting only of normal reoccurring adjustments) necessary to present fairly the financial condition of First Federal Banc of the Southwest, Inc. as of December 31, 2005, and the results of operations for all interim periods presented. Operating results for the three months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements and related notes of the Company for the fiscal year ended September 30, 2005 filed on Form 10-KSB.

        Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income.

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

        In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The FASB addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, FASB Statement No. 124, ACCOUNTING FOR CERTAIN INVESTMENTS HELD BY NOT-FOR-PROFIT ORGANIZATIONS and APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The FSP nullifies certain requirements of EITF Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS and supersedes EITF Abstracts, Topics D-44, RECOGNITION OF OTHER-THAN-TEMPORARY IMPAIRMENT UPON THE PLANNED SALE OF A SECURITY WHOSE COST EXCEEDS FAIR VALUE. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements.

        On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC's new rule allows certain companies to implement SFAS No. 123R as of the beginning of the next reporting period that begins after December 15, 2005. The SEC's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. As a result of the SEC rule change, the Company will begin complying with the Statement on January 1, 2006.

NOTE 3. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

        The following table presents details on the junior subordinated debt owed to the unconsolidated trusts listed below as of December 31, 2005:

                                                                FIRST FEDERAL NM       FIRST FEDERAL NM
                                                                    TRUST I                TRUST II
                                                              --------------------   --------------------
Date of Issue                                                   JANUARY 19, 2005         MAY 23, 2005
Amount of trust preferred securities issued                   $          7,000,000   $          3,000,000
Rate on trust preferred securities                                            5.7%                 6.145%
Maturity                                                            March 15, 2035          June 15, 2035
Date of first redemption                                            March 15, 2010          June 15, 2010
Common equity securities issued                               $            217,000   $             93,000
Junior subordinated deferrable interest
   debentures owed                                            $          7,217,000   $          3,093,000
Rate on junior subordinated deferrable interest debentures                    5.7%                 6.145%

        In 2005, the Trusts, each being a Delaware statutory business trust, issued trust preferred securities in the amounts and at the rates indicated above. These securities represent preferred beneficial interests in the assets of the Trusts. The trust preferred securities will mature on the dates indicated, and are redeemable in whole or in part at the option of the Company at any time after the date of first redemption indicated above, and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trusts also issued common equity securities to the Company in the amounts indicated above. The rates on the trust preferred securities are fixed through the respective first redemption dates. Subsequent to those dates, the interest rate will be equal to LIBOR plus 1.85%. The Trusts used the proceeds of the offering of the trust preferred securities to purchase junior subordinated deferrable interest debentures (the debentures) issued by the Company, which have terms substantially similar to the trust preferred securities. The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to 20 consecutive quarterly periods with respect to each interest payment deferred. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures, or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company used the proceeds from the sale of the debentures, in part, to fund the cash portion of the acquisition of GFSB Bancorp, Inc.

        The Company owns all of the outstanding common securities of the Trusts. Each Trust is considered a variable interest entity (VIE) under Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

        Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company on a limited basis. The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreements establishing the Trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trusts' obligations under the trust preferred securities.

NOTE 4. STOCK OPTION PLANS

        In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments, including options and restricted stock awards, generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured at each reporting date through the settlement date. The changes in accounting will replace existing requirements under SFAS No. 123, ACCOUNTING FOR STOCK-BASED

COMPENSATION, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS, would remain unchanged. As a result of actions by the SEC, SFAS 123R will be effective for the Company beginning on January 1, 2006.

        Currently, the employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation costs are reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. During the current period, the Company granted 69,950 stock options to directors and officers of the Company and its subsidiary bank. The exercise price was equal to or greater than the closing price on the grant date. As discussed, the Company has not adopted the provisions of SFAS No.123R and therefore no stock-based compensation costs are included in these financial statements. Using the intrinsic value method, the expense associated with the stock options granted during the three-month period ending December 31, 2005 is deemed to be immaterial.

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

        All earnings per share computations are presented on a split-adjusted basis to reflect the 8 for 1 stock split that was completed on May 20, 2005.

NOTE 6. ACQUISITION

        After the close of business on May 31, 2005, the Company completed its acquisition of GFSB Bancorp, Inc (GFSB). The results of GFSB's operations have been included in the consolidated financial statements since June 1, 2005. The following table depicts select balances of GFSB as of May 31, 2005. All amounts are presented at book value.

                                                           May 31, 2005
                                                          (In thousands)

     Cash and due from banks                            $           7,404
     Available for sale investment securities                      24,516
     Available for sale mortgage-backed securities                 23,285
     Loans receivable, net                                        139,604
     Other assets                                                   7,677
                                                        ------------------
          Total assets                                  $         202,486
                                                        ==================

     Demand deposits and NOW accounts                   $          32,727
     Savings and money market accounts                             22,834
     Time deposits                                                 73,915
     Advances from Federal Home Loan Bank                          48,154
     Other liabilities                                              5,250
                                                        ------------------
          Total liabilities                                       182,880

     Total stockholders' equity                                    19,606
                                                        ------------------
          Total liabilities and stockholders' equity    $         202,486
                                                        ==================

        The acquisition of GFSB increased the geographic footprint of the Company and allowed shareholders an interest in a larger entity with access to the public markets. The Company hopes to realize cost savings and efficiencies by combining the respective operations. The value of the long-term nature of the customer base contributed to a purchase price in excess of GFSB's book values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

        The information in this report may contain forward-looking statements about the Company's growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. These and other statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information is based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, competitive pressures, pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the SEC and/or the Office of Thrift Supervision, and customer acceptance of the Company's products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

        The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements set forth in the consolidated financial statements as of September 30, 2005, which were filed with the SEC on Form 10-KSB (File No. 000-51243). Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market areas and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

FINANCIAL CONDITION

DECEMBER 31, 2005 COMPARED TO SEPTEMBER 30, 2005.

        Total assets remained nearly unchanged at $549.3 million as of December 31, 2005, down approximately $650,000 from the September 30, 2005 balance of $549.9 million.

        Total net loans, excluding loans held for sale, increased $4.5 million, or 1.1%, from $412.0 million as of September 30, 2005, to $416.5 million as of December 31, 2005. The majority of the net increase in loans was attributable to an increase of approximately $5.0 million in one-to-four family residential construction loans. This category increased from $30.8 million to $35.7 million at December 31, 2005. The majority of this increase is from the Las Cruces market where the demand for housing is very high and the housing construction industry is experiencing record breaking growth. The majority of these loans are made to the homebuilders after the home is pre-sold. The mortgage loan portfolio declined slightly during the quarter;

however, this decline was generally offset by small increases in the commercial loan portfolio and the consumer loan portfolio.

        The total investment securities owned by the Company declined from approximately $67.0 million at September 30, 2005 to $60.6 million at December 31, 2005. The $6.4 million decrease was attributed to investment securities maturing and principal payments on asset backed securities. The Company made no significant purchases of investments during this period and instead allowed the portfolio to decline to partially fund the loan growth mentioned above. In the opinion of management, the flat yield curve is not affording the return necessary to warrant the interest rate risk from placing fixed rate investments in the portfolio with very little yield improvement compared to liquid assets. Construction loans for one-to-four family residential units generally are six months in duration and are floating with Wall Street Journal prime rate. While the yield curve remains in this flat position, management anticipates keeping any excess funds in very short-term investments.

        Total deposits declined approximately $3.3 million from the September 30, 2005 level of $377.7 million to $374.4 million at December 31, 2005. Non-interest bearing deposits increased approximately $430,000 during this period, while interest bearing deposits decreased $3.7 million. Within interest bearing deposits, numerous changes between types of accounts have taken place. Savings accounts declined approximately $10.0 million while money market accounts increased $5.0 million and NOW accounts increased approximately $1.0 million. Time deposits decreased a net of approximately $1.3 million during the reporting period. However, within time deposits, public funds over $100,000 decreased $6.5 million while retail time certificates under $100,000 grew $6.3 million. As discussed in previous Securities and Exchange Commission filings, the goal of the Company is to replace the amounts of large time deposits with public entities that were acquired with the GFSB Bancorp Inc. acquisition in June 2005 with a more retail deposit base structure. Pricing on these large public deposits is generally established by the State of New Mexico and provide no opportunity to cross-sell any other types of bank services. In an effort to change the deposit structure, we have been offering different types of deposit products with different rates and terms to attract new customers and retain existing retail customers. While this does not necessarily translate to lower cost deposits, we believe developing relationships with customers is in the best interest of the Company rather than using wholesale funding sources. We will continue to use a variety of sources to meet our funding needs in an effort to maximize our earnings opportunities and increase the value of our franchise.

        Federal Home Loan Bank of Dallas ("FHLB") borrowings increased $1.2 million from $108 million at September 30, 2005 to $109.2 million at December 31, 2005. The Company continues to use borrowings as a funding source for certain long-term loans. Through the use of long-term borrowings to fund long-term loans, the Company is able to fix a spread to minimize the interest rate risk associated with long-term loans. Prepayment penalties are required on these loans to compensate the Company in the event the borrower wants to prepay the loan.

        Stockholders' equity increased $1.4 million, or 2.8%, to $50.6 million as of December 31, 2005, compared to $49.2 million as of September 30, 2005. This increase is primarily attributable to the quarterly earnings of the Company of $1.6 million, less the cash dividend declared of approximately $280,000. Additional paid in capital increased approximately $100,000 due to the exercise of stock options during the reporting period.

RESULT OF OPERATIONS

        The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of non-interest income, including fee income and service charges, and are also affected by the level of its non-interest expense, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

        Due to the fact that the Company grew by approximately 60% in size with the acquisition of GFSB Bancorp Inc on June 1, 2005, all the results of operations are materially impacted by this change. It is important to note that the application of purchase accounting requires that the acquiring entity not recognize any of the income or expenses of the acquired entity prior to the merger date. Consequently, the following discussions regarding results of operations for the three months ended December 31, 2005 and 2004 will all have significant variances due to the acquisition. The entire three-month period ended December 2005 contains a complete quarter "with" the acquired entity while the three-month period ended December 31, 2004 contains the information "without" the acquired entity.

        NET INCOME. Net income increased by approximately $788,000 from $766,000 for the three months ending December 31, 2004, to $1.6 million for the three months ending December 31, 2005, or approximately 103%. The increase was primarily due to an increase in net interest income of $2.5 million. Non-interest income increased $179,000 while non-interest expenses increased $1.5 million for the three-month period of 2005 as compared to the same period in 2004. This resulted in pre-tax income increasing $1.3 million or 102%, less the increase of tax expense of $520,000.

        NET INTEREST INCOME. Net interest income before loan loss provision increased $2.5 million from approximately $3.4 million for the three months ending December 31, 2004, to $5.9 million for the three months ending December 31, 2005. Total interest income increased $4 million from $4.7 million for the quarter ending Deceber 31, 2004 to $8.7 million for the quarter ending December 31, 2005. As depicted in the Yield and Cost Data table below, average interest earning assets increased approximately $179 million, from $325 million to $504 million, while the annualized average yield increased approximately 1.1% from 5.3% to 6.4%.

        Likewise, interest expense for the three-month period ending December 31, 2005 increased $1.5 million, or 116%, over the same period in 2004. The Yield and Cost Data table shows average interest bearing liabilities increased from approximately $278 million for the three-month period ended December 31, 2004 to $422 million for the same period in 2005. Generally, GFSB's cost of funds was higher than the Company's cost of funds. Additionally, the Company's issuance of the Trust Preferred Securities adversely affected the cost of borrowings since these debentures have fixed costs for the first five years of approximately 5.8%. As reflected in the table, the annualized cost of interest bearing liabilities increased from 1.9% for the period in 2004 to 2.6% for the same quarter in 2005. As the Federal Reserve Bank has continued to increase short-term interest rates, an increasing number of consumers have become "rate-sensitive" and now shop for the best interest rates on their funds. Ultimately this causes financial institutions to raise deposit rates to remain competitive and retain their customers. Management of the Company believes that deposit rates will continue to increase. We will compete for funds to retain customers and support funding needs that provide a positive interest spread for the Company.

        PROVISION FOR LOAN LOSSES. The Company reversed approximately $140,000 from the allowance for loan losses during the quarter ended December 31, 2005. This was necessary to comply with the methodology the Company uses to estimate the level of allowance required to cover potential losses in the loan portfolio. This methodology is more fully described in the Notes to Consolidated Financial Statements set forth in the consolidated financial statements as of September 30, 2005, which were filed with the SEC on Form 10-KSB (File No. 000-51243). Under current accounting and regulatory requirements, management must consistently apply a methodology that estimates an allowance sufficient to cover probable losses based on historical experience and certain qualitative factors. The Company then must increase or decrease the estimated allowance through a provision for loan losses that is reported in the income statement. Although the institution maintains its allowance for loan losses at a level it considers adequate to provide for probable losses as discussed earlier, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods.

        OTHER INCOME. For the three-month period ending December 31, 2005, total other income increased approximately $179,000, or 39%, as compared to the same period in 2004. The majority of this increase was attributed to additional fees and service charges. Much of this increase is related to the merger. Fees associated with the sale of mortgage loans increased approximately $31,000 or 24%. This increase is attributable to loans generated in the new markets acquired with the merger. However, on a broader scale, the origination of mortgage loans to be sold continues to decline. While this adverse trend has continued over the past two years, it is consistent with mortgage activity on a national basis. The Company continues to seek other markets and types of products to supplement the loss of volume in this line of business. As other competitors face the same challenges of dwindling mortgage orignations, the profit potential associated with each transaction is also reduced.

        NON-INTEREST EXPENSE. Non-interest expense increased approximately $1.5 million, or 59%, to $4.1 million for the 2005 reporting period in comparison to $2.6 million for the 2004 period.

        As would be expected, compensation expense increased 58% from $1.5 million in the 2004 period to $2.4 million for the same period in 2005. The Company added approximately 55 full-time equivalent employees with the merger. In addition, the tight labor market for certain types of highly-skilled employees has generally forced the cost of labor up in most of the markets the Company operates in. Management is working diligently to identify, hire and retain quality employees that will allow expansion of our business.

        Generally, the other areas of non-interest expense reflect increases consistent with the size of the new entity as reported in the period ending December 31, 2005.

        Data processing increased $145,000 or 113% between the reporting periods. A significant portion of the increase is attributable simply to the volume of processing associated with the merger. In addition, the Company has moved to implement electronic check clearing, commonly referred to as Check 21. The Company completed a study in 2005 and determined that given the delays and costs in processing paper checks and getting them delivered to a Federal Reserve check processing center it was benefical on a long-term basis to move to an imaging platform to clear checks electronically. While certain costs associated with this conversion are offset by earnings on accelerated clearings, the full economic value does involve a payback period of approximately five years. As a result, certain personnel expenses associated with check processing have declined while other areas have increased, like data processing and to a lesser extent depreciation. Some of expenses are offset by earnings on collected funds. Management believes that as the Federal Reserve moves to completely implement Check 21, nationally over the next several years, the benefits will continue to grow for the Company.

        Another anticipated increase is in the area of depreciation and amortization. For the quarter ended December 31, 2004 this expense item was $148,000. It increased $169,000 to $317,000 for the same period in 2005. This increase is directly attributable to the merger.

        INCOME TAX EXPENSE. During the three months ending December 31, 2005, income tax expense increased $520,000, or 102%, over the three months ending Dec 30, 2004. Income tax expense increased due to the 102% increase in pre-tax income from $1.3 million for the period ended December 31, 2004 to $2.6 million at December 31, 2005.

YIELD AND COST DATA

        The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Not included in interest income on loans are loan fees and other charges on loans totaling $773,000 and $473,000 for the three months ended December 31, 2005 and 2004, respectively.


                                                                THREE MONTHS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------
                                                            2005                                2004
                                            --------------------------------    --------------------------------
                                              AVERAGE                 YIELD/      AVERAGE                 YIELD/
                                            OUTSTANDING               RATE      OUTSTANDING               RATE
                                              BALANCE     INTEREST     (3)        BALANCE     INTEREST     (3)
                                            -----------  ----------  -------    -----------  ----------  -------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans................................       $   410,894  $    7,158     7.0%    $   254,664  $    3,944     6.2%
Investment securities................            71,778         685     3.8%         45,197         275     2.4%
Interest-earning deposits............            21,030         217     4.1%         24,754         116     1.9%
                                            -----------  ----------  -------    -----------  ----------  -------
   Total interest-earning assets.....           503,702       8,060     6.4%        324,615       4,335     5.3%
Non-interest-earning assets..........            36,676                              21,748
                                            -----------                         -----------
   Total assets......................       $   540,378                         $   346,363
                                            ===========                         ===========

INTEREST-BEARING LIABILITIES:
Passbook savings.....................       $    78,706  $      246     1.3%    $    88,485  $      163     0.7%
NOW/Interest bearing checking........            63,115          22     0.1%         46,265          13     0.1%
Money market.........................            21,767          73     1.3%          7,578           7     0.4%
Certificates of deposit..............           141,316       1,163     3.3%         79,219         508     2.6%
                                            -----------  ----------  -------    -----------  ----------  -------
   Total deposits....................           304,904       1,504     2.0%        221,547         691     1.2%

FHLB advances........................           106,852       1,104     4.1%         56,297         615     4.4%
Long-term subordinated debt..........            10,310         150     5.8%              -           -     0.0%
                                            -----------  ----------  -------    -----------  ----------  -------
   Total borrowings..................           117,162       1,254     4.3%         56,297         615     4.4%

Total interest-bearing liabilities...           422,066       2,758     2.6%        277,844       1,306     1.9%
Non-interest-bearing liabilities.....            60,532                              37,920
                                            -----------                         -----------
   Total liabilities.................           482,598                             315,764
Stockholders' equity.................            57,524                              30,600
                                            -----------                         -----------
   Total liabilities and
     stockholders' equity............       $   540,122                         $   346,364
                                            ===========                         ===========

Net interest income..................                    $    5,302                          $    3,029
                                                         ==========                          ==========
Net interest rate spread (1).........                                   3.8%                                3.5%
Net interest-earning assets..........       $    81,636                         $    46,771
                                            ===========                         ===========
Net interest margin (2)..............                                   4.2%                                3.7%
Average interest-earning assets to
   interest-bearing liabilities......                                 119.3%                              116.8%

---------------------
(1) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2) The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)     The yield has been annualized for comparable purposes.

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

                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                                 2005 VS. 2004
                                                              ----------------------------------------------------
                                                                    INCREASE (DECREASE)
                                                                           DUE TO                      TOTAL
                                                              ---------------------------------       INCREASE
                                                                                                     (DECREASE)
                                                                  VOLUME             RATE             INTEREST
                                                              ---------------    --------------    ---------------
                                                                                (IN THOUSANDS)
        INTEREST-EARNING ASSETS:
               Loans...................................       $         2,420    $          794    $         3,214
               Investment securities...................                   162               248                410
               Interest-earning deposits...............                   (17)              118                101
                                                              ---------------    --------------    ---------------

                   Total interest-earning assets.......                 2,565             1,160              3,725
                                                              ---------------    --------------    ---------------

        INTEREST-BEARING LIABILITIES:
               Passbook savings........................                    18              (101)              (83)
               NOW/Interest bearing checking...........                    (5)               (4)               (9)
               Money market accounts...................                   (13)              (53)              (66)
               Certificates of deposit.................                  (398)             (257)             (655)
                                                              ---------------    --------------    ---------------
                   Total deposits......................                  (398)             (415)             (813)


               FHLB advances...........................                  (552)               63              (489)
               Long-term subordinated debt.............                  (150)                -              (150)
                                                              ---------------    --------------    ---------------
                   Total borrowings....................                  (702)               63              (639)

                   Total interest-bearing liabilities..                (1,100)             (352)            (1,452)
                                                              ---------------    --------------    ---------------

        Change in net interest income..................       $         1,465    $          808    $         2,273
                                                              ===============    ==============    ===============

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

        The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a portion of the Company's assets will decline in the event of an increase in interest rates. Historically, the Company's lending activity consisted primarily of one-to four-family mortgages with long terms and fixed rates. These assets are interest rate sensitive and therefore decline in value during a period of rising interest rates. Conversely, these assets can increase in value during a period of decreasing interest rates to the extent they do not prepay. As part of the Company's business strategy and asset/liability management policy, a primary focus of lending activity is the acquisition of variable rate and/or shorter term loans thereby decreasing interest rate risk and fluctuations in the value of the Company's assets. At December 31, 2005, the Company had approximately $173.4 million, or roughly 41% of the total loan portfolio in variable rate loans.

        Economic Value of Equity ("EVE") analysis provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The degree of change between interest rate shock levels is a measure of the volatility of value risk. The following table sets forth, as of December 31, 2005, the estimated changes in First Federal Bank's EVE in the event of the specified instantaneous changes in interest rates.

ECONOMIC VALUE OF EQUITY

        ------------------ --------------- ---------------- ---------------
            Change in
             Interest
               Rates                           Amount of       Percent
          (Basis Points)    Estimated EVE       Change          Change
        -------------------------------------------------------------------
                              (Dollars in Thousands)
        -------------------------------------------------------------------
              +300         $     70,371    $     (6,581)              -9%
              +200               73,189          (3,763)              -5%
              +100               75,523          (1,429)              -2%
                0                76,952               -                -
              -100               78,612           1,660               +2%
              -200               76,698            (253)               -%
        ------------------ --------------- ---------------- ---------------

        Certain assumptions were employed in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates varied by categories and rate environment, deposit decay rates varied by categories and rate environment and the market values of certain assets under the various interest rate scenarios. In addition, an intangible asset is created that approximates the value of the deposits at $23.3 million as of December 31, 2005. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that First Federal's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.

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

        The primary investing activities of the Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. For the three months ended December 31, 2005 and 2004, the Company increased outstanding loans balances by $4.2 million and $4.0 million, respectively. The net growth was primarily funded by the maturities and principal payments on investment securities, and FHLB advances were used to fund a portion of loan originations.

        The primary financing activities of the Company are deposits and borrowings. During the three months ended December 31, 2005, the Company experienced a net decrease in deposits of $3.3 million compared to a net increase of $1.1 million during the three months ending December 31, 2004. Certificates of deposits as of December 31, 2005, maturing within one year, totaled $88.6 million. Management expects most of the non-public deposits to remain with the Bank. The net increase in FHLB borrowings for the three-month period ended December 31, 2005, was $1.2 million. This was primarily related to funding certain long-term fixed rate loans.

        The Company's most liquid assets are cash and cash equivalents, which consist of currency on hand, items in process of clearing and due from banks. These items are non-interest bearing. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2005 and December 31, 2005, cash and cash equivalents totaled $11.8 million and $14.5 million, respectively. Additionally, the Company maintains overnight funds that are interest-bearing. As of September 30, 2005 and December 31, 2005, the balances were $26.2 million at each date.

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

        At September 30, 2005, the Company had outstanding unfunded loan commitments totaling $52 million and $54 million as of December 31, 2005. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

        First Federal Bank is required to maintain minimum levels of regulatory capital. At December 31, 2005, First Federal Bank exceeded all of the capital requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        During the last quarter, the Company has revised its disclosure control process with respect to the review of information required in filings with the Securities and Exchange Commission. On a quarterly basis, the Chief Financial Officer and the Vice-President of Accounting review an itemized checklist for the report with respect to the applicable period. Other than this change, there have not been any significant changes in internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

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

                                       FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
                                       Registrant



February 14, 2006               By:    \s\ Aubrey L. Dunn, Jr.
---------------------------            -----------------------------------------
Date                                   Aubrey L. Dunn, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


February 14, 2006               By:    \s\ George A. Rosenbaum, Jr.
---------------------------            -----------------------------------------
Date                                   George A. Rosenbaum, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer (Principal
                                       Accounting and Financial Officer)