Form 10QSB
period 2006-03-31
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2006-05-15
CIK 1060939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 2006


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                    to
                                        -----------------      ---------------

         Commission file number 0-51243


                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                                   85-0453611
        (State or other jurisdiction                   (I.R.S. Employer ID No.)
        of incorporation or organization

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

                                    (1) [ X ] Yes [ ] No
                                    (2) [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                        [  ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


3,979,453 shares of common stock, par value $0.01 per share, as of May 9, 2006

Transitional Small Business Disclosure Format (check one), [  ]  Yes   [ X ] No




                                             TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION                                                                PAGE

Item 1            Financial Statements.
                  Consolidated Statements of Financial Condition                                         2
                  Consolidated Statements of Income                                                      3
                  Consolidated Statements of Stockholders' Equity                                        4
                  Consolidated Statements of Cash Flows                                                  5
                  Notes to Consolidated Financial Statements                                             7

Item 2            Management's Discussion and Analysis of Financial Condition                           11
                      and Results of Operations.

Item 3            Controls and Procedures.                                                              23

PART II           OTHER INFORMATION

Item 1            Legal Proceedings.                                                                    23

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds.                          23

Item 3            Defaults Upon Senior Securities.                                                      24

Item 4            Submission of Matters to Vote of Security Holders.                                    24

Item 5            Other Information.                                                                    24

Item 6            Exhibits.                                                                             24

                  Signatures                                                                            25


Exhibit 31.1     Certification of Chief Executive Officer Pursuant to Section
                 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2     Certification of Chief Financial Officer Pursuant to Section
                 302 of Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002



FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
Consolidated Statements Of Financial Condition
----------------------------------------------------------------------------------------------------------
March 31, 2006 Compared to September 30, 2005

ASSETS                                                                            MARCH 31,  September 30,
                                                                                     2006         2005
                                                                                  ---------    ---------
                                                                                  (UNAUDITED)
                                                                                      ($ IN THOUSANDS)
Cash and due from banks                                                           $  12,877    $  11,777
Interest-bearing deposits with banks                                                 37,522       26,185
Held-to-maturity investments securities                                                 391        2,132
Available-for-sale investment securities                                             57,021       64,902
Loans held for sale                                                                   1,398        2,892
Loans receivable, net                                                               414,209      412,073
Accrued interest receivable                                                           2,054        2,036
Federal Home Loan Bank stock, at cost, restricted                                     5,708        6,373
Property, equipment, and construction in progress, net                               13,946       13,726
Identifiable Intangibles                                                              3,435        3,645
Goodwill                                                                              2,286        2,286
Investment in non-bank subsidiaries                                                     310          310
Other assets                                                                          1,575        1,605
                                                                                  ---------    ---------

               TOTAL ASSETS                                                       $ 552,732    $ 549,942
                                                                                  =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
              Non-interest bearing                                                $  61,640    $  62,106
              Interest bearing                                                      322,553      315,609
       Advances from the Federal Home Loan Bank                                     102,105      107,991
       Escrows from borrowers for taxes and insurance                                 1,382        1,561
       Accrued and other liabilities                                                  3,292        3,156
       Long term subordinated debt                                                   10,310       10,310
                                                                                  ---------    ---------
              TOTAL LIABILITIES                                                     501,282      500,733
                                                                                  ---------    ---------
Commitments and contingencies                                                          --           --

Stockholders' Equity
       Preferred stock, $0.01 par value; 500,000 shares
              authorized; no shares issued and outstanding                             --           --

       Common stock, $0.01 par value; 6,000,000 shares authorized; 4,300,045 shares issued and 3,979,453 shares outstanding at March 31, 2006;
              4,289,445 shares issued and 3,968,853 shares
              outstanding at September 30, 2005                                          43           43

       Additional paid-in capital                                                    18,011       17,916
       Retained earnings                                                             36,647       34,345
       Accumulated other comprehensive income                                          (530)        (374)

Treasury stock, at cost, 320,592 shares at March 31, 2006 and
September 30, 2005 respectively                                                      (2,721)      (2,721)
                                                                                  ---------    ---------

              TOTAL STOCKHOLDERS' EQUITY                                             51,450       49,209
                                                                                  ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 552,732    $ 549,942
                                                                                  =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------------------------
Three and Six Months Ended March 31, 2006 and 2005 (unaudited)

                                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                        MARCH 31,              MARCH 31,
                                                                                   ---------------------  ---------------------
                                                                                      2006         2005       2006       2005
                                                                                   ----------  ---------  ---------  ----------
                                                                                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
     Interest Income
        Interest and fees on loans                                                 $  7,813     $  4,323   $  15,584     $ 8,611
        Interest on investment securities                                               593          255       1,208         510
        Interest and dividends on other investments                                     374          211         665         348
                                                                                   --------     --------   ---------     -------
              Total interest income                                                   8,780        4,789      17,457       9,469
                                                                                   --------     --------   ---------     -------

     Interest Expense
        Deposits                                                                      1,867          684       3,371       1,375
        Borrowed funds                                                                1,228          735       2,482       1,350
                                                                                   --------     --------   ---------     -------
            Total interest expense                                                    3,095        1,419       5,853       2,725
                                                                                   --------     --------   ---------     -------

                   Net interest  income  before  provision for loan losses            5,685        3,370      11,604       6,744


        Provision for loan losses                                                       287           -          428          -
                                                                                   --------     --------   ---------     -------
                   Net interest income after provision
                   for loan losses                                                    5,972        3,370      12,032       6,744
                                                                                   --------     --------   ---------     -------

     Other Income
        Fees for services to customers                                                  305          188         632         403
        Gain on sale of loans                                                           105          142         265         271
        Gain on sale of available-for-sale investment securities                         -            -           -           -
        Other                                                                           184          137         336         253
                                                                                   --------     --------   ---------     -------
                   Total other income                                                   594          467       1,233         927
                                                                                   --------     --------   ---------     -------

     Other Expenses
        Compensation and related benefits                                             2,545        1,573       4,963       3,103
        Occupancy                                                                       335          229         603         439
        Data processing                                                                 299          103         572         231
        Advertising                                                                      60           40         109          58
        Telephone                                                                        57           40         130         104
        Postage                                                                          48           38          95          82
        Printing & supplies                                                              85           46         158          94
        Employee expenses                                                               103           51         201         108
        Depreciation and amortization                                                   316          144         632         291
        Professional fees                                                               140           56         272          99
        Other                                                                           392          273         757         540
                                                                                   --------     --------   ---------     -------
                   Total other expenses                                               4,380        2,593       8,492       5,149
                                                                                   --------     --------   ---------     -------
                    Income before income taxes                                        2,186        1,244       4,773       2,522
        Income tax expense                                                              881          507       1,914       1,019
                                                                                   --------     --------   ---------     -------
                   Net income                                                      $  1,305      $   737   $   2,859    $  1,503
                                                                                   ========      =======   =========    ========

               Net income per average common share
                  Basic                                                                0.33         0.23        0.72        0.47
                  Diluted                                                              0.32         0.22        0.71        0.46
Average common shares - basic                                                     3,979,453    3,201,528   3,976,824   3,197,112
Average common shares - diluted                                                   4,033,660    3,298,856   4,031,031   3,294,440


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended March 31, 2006 (unaudited) and the Year Ended September 30, 2005
                                                                                                 ($ in thousands, except share data)


                                            Common                             Treasury
                                            Stock           Additional           Stock                        Accumulated
                                    ---------------------    Paid-in      -------------------     Retained    Other Comp.
                                    Shares          Value    Capital       Shares       Cost      Earnings       Loss        Total

BALANCE AT SEPTEMBER 30, 2005      4,289,445    $       43  $   17,916    320,592  $   (2,721)  $   34,345  $     (374)  $   49,209

  Stock issued for stock options      10,600          --            95                                                           95

  Dividends - $0.14 per share                                                                         (557)                    (557)

  Comprehensive income:
     Change in unrealized loss
     on investment securities,
     net of taxes                                                                                            (156)

  Net income                            --            --          --         --          --          2,859        --           --

                           TOTAL                                                                                              2,703
                                  ----------    ----------  ---------- ----------  ----------   ----------  ----------   ----------

BALANCE AT MARCH 31, 2006          4,300,045    $       43  $   18,011    320,592  $   (2,721)  $   36,647  $     (530)  $   51,450
                                  ==========    ==========  ========== ==========  ==========   ==========  ==========   ==========


Reconciliation of Other Comprehensive Income (Loss)         FOR THE SIX MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                            2006         2005
                                                           ---------------------

Unrealized losses on securities:
      Unrealized holding losses arising during period      $(260)        $(300)

  Related taxes                                              104           120

  Reclassification adjustments for net losses in net income  --            --

  Related taxes                                              --            --
                                                           ---------------------
                        TOTAL OTHER COMPREHENSIVE LOSS     $(156)        $(180)
                                                           =====================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------
Six Months Ended March 31, 2006 and 2005 (unaudited)
                                                                     SIX MONTHS ENDED
                                                                          MARCH 31,
                                                                      2006        2005
                                                                    --------    --------
                                                                        (IN THOUSANDS)
Cash Flows from Operating Activities

         Net income                                                 $  2,859    $  1,503
         Adjustments to reconcile net income to net
         cash provided by operating activities
              Depreciation & amortization of intangibles                 632         291
              Net loss (gain) on sale of REO                               3        --
              Accretion of deferred loan fees                           (202)        (52)
              Proceeds from sales of loans held for sale              18,209      15,882
              Origination of loans held for sale                     (16,451)    (15,811)
              Gain on sale of sold loans                                (265)       (271)
              Provision (benefit) for loan losses                       (427)       --
              Amortization of investments, net                             7          93
              FHLB Stock dividend                                       (126)        (44)
              Change in accrued interest & dividend receivable           (19)        (15)
              Change in prepaid/other assets                            (119)       (621)
              Change in accounts payable & accrued liabilities           137          67
              Accretion of market-to-market, net                        (114)       --
              Other, net                                                 (98)        180
                                                                    --------    --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES            4,026       1,202
                                                                    --------    --------

Cash Flows from Investing Activities
         Change in deposits in banks                                 (11,336)     (3,784)
         Proceeds from maturity and principal paydowns
              of held-to-maturity securities                           1,725      12,250
         Principal payments on mortgage backed securities
              held-to-maturity                                            15          15
         Proceeds from sales, maturities and principal paydowns
              of available-for-sale securities                         4,496         500
         Purchases of available-for-sale securities                     --        (7,468)
         Principal payments on mortgage backed securities
              available-for-sale                                       3,320         411
         Loan origination and principal repayment on loans, net       (1,583)    (10,567)
         Proceeds from sale of loans                                    --          --
         Proceeds from sale of foreclosed properties                     223        --
         Proceeds from redemption of FHLB stock                          791        --
         Proceeds from sale of property and equipment                   --           105
         Purchases of FHLB stock                                        --          --
         Purchases of building and equipment                            (637)       (387)
                                                                    --------    --------
              NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (2,986)     (8,925)
                                                                    --------    --------

Cash Flows from Financing Activities
         Net increase (decrease) in transaction accounts, savings
         and now deposits                                              6,425      (3,331)
         Net increase (decrease) in mortgage escrow funds               (179)        (26)
         Proceeds from FHLB advances                                   5,294      10,352
         Repayments on FHLB advances                                 (11,018)     (5,889)
         Dividends paid or to be paid in cash                           (557)       (280)
         Proceeds from exercise of stock options                          95         148
         Proceeds from sale of subordinated debentures                  --         7,217
         Purchase of treasury stock, net                                --          --
                                                                    --------    --------
              NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES            60       8,191
                                                                    --------    --------
              NET CASH AND DUE FROM BANKS                           $  1,100    $    468
                                                                    ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------
Six Months Ended March 31, 2006 and 2005 (unaudited)

                                                               SIX MONTHS ENDED
                                                                    MARCH 31,
                                                               2006      2005
                                                             --------  --------
                                                               (IN THOUSANDS)

Increase in cash and due from banks                          $  1,100  $    468
Cash and due from banks at beginning of year                   11,777     9,528
                                                             --------  --------
CASH AND DUE FROM BANKS AT END OF PERIOD                     $ 12,877  $  9,996
                                                             ========  ========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period for
         Interest on deposits and advances                   $  4,365  $  2,613
         Income taxes                                           1,873       850

(Increase) in unrealized loss, net of deferred taxes
on available-for-sale securities (other comprehensive income)    (156)     (180)


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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements contain all adjustments (consisting only of normal reoccurring adjustments) necessary to present fairly the financial condition of First Federal Banc of the Southwest, Inc. as of March 31, 2006, and the results of operations for all interim periods presented. Operating results for the three and six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements and related notes of the Company for the fiscal year ended September 30, 2005 filed on Form 10-KSB.

        Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS AND REGULATORY DEVELOPMENTS

        In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The FASB addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, FASB Statement No. 124, ACCOUNTING FOR CERTAIN INVESTMENTS HELD BY NOT-FOR-PROFIT ORGANIZATIONS and APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The FSP nullifies certain requirements of

EITF Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS and supersedes EITF Abstracts, Topics D-44, RECOGNITION OF OTHER-THAN-TEMPORARY IMPAIRMENT UPON THE PLANNED SALE OF A SECURITY WHOSE COST EXCEEDS FAIR VALUE. The FSP is required to be applied to annual financial statements for reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated annual financial statements.

        On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company (as a small business issuer) would have been required to implement the standard as of the beginning of the first interim period that begins after December 15, 2005. The SEC's new rule allows small business issuers to implement SFAS No. 123R at the beginning of their next fiscal year, or the next reporting period, that begins after December 15, 2005. The SEC's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. As a result of the SEC rule change, the Company began complying with the Statement on January 1, 2006.

        During this reporting period FASB issued SFAS 155 and 156. SFAS 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140 was issued in February 2006. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT NO. 140 was issued in March 2006. The effective date for this Statement is the beginning of the first fiscal year that begins after September 15, 2006. For the Company, the effective date for both of these Statements is the fiscal year beginning October 1, 2006. At this time management does not believe either of these Statements will have a material effect on the Company's results.

NOTE 3.  JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

        The following table presents details on the junior subordinated debt owed to the unconsolidated trusts listed below as of March 31, 2006:

                                                                    FIRST FEDERAL NM            FIRST FEDERAL NM
                                                                        TRUST I                      TRUST II
                                                              -----------------------       ---------------------
Date of Issue                                                         JANUARY 19, 2005                 MAY 23, 2005
Amount of trust preferred securities issued                   $              7,000,000      $             3,000,000
Rate on trust preferred securities                                                5.7%                       6.145%
Maturity                                                                March 15, 2035                June 15, 2035
Date of first redemption                                                March 15, 2010                June 15, 2010
Common equity securities issued                               $                217,000      $                93,000
Junior subordinated deferrable interest
   debentures owed                                            $              7,217,000      $             3,093,000
Rate on junior subordinated deferrable interest
   debentures                                                                     5.7%                       6.145%

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

NOTE 4.  STOCK OPTION PLANS

        In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments, including options and restricted stock awards, generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured at each reporting date through the settlement date. The changes in accounting will replace existing requirements under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS, would remain unchanged. As a result of actions by the SEC, SFAS 123R was effective for the Company on January 1, 2006.

        Prior to January 1, 2006, the Company granted 69,950 stock options to directors and officers of the Company and its subsidiary bank. The exercise price was equal to or greater than the closing price on the grant date; therefore, no stock-based compensation costs are reflected in net income. There have been no awards of stock options since the January 1, 2006 effective date of implementation.

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


                                                                May 31, 2005
                                                                (In thousands)
Cash and due from banks                                            $  7,404
Available for sale investment securities                             24,516
Available for sale mortgage-backed securities                        23,285
Loans receivable, net                                               139,604
Other assets                                                          7,677
                                                                   --------
     Total assets                                                  $202,486
                                                                   ========

Demand deposits and NOW accounts                                   $ 32,727
Savings and money market accounts                                    22,834
Time deposits                                                        73,915
Advances from Federal Home Loan Bank                                 48,154
Other liabilities                                                     5,250
                                                                   --------
     Total liabilities                                              182,880

Total stockholders' equity                                           19,606
                                                                   --------
     Total liabilities and stockholders' equity                    $202,486
                                                                   ========


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

FINANCIAL CONDITION

MARCH 31, 2006 COMPARED TO SEPTEMBER 30, 2005.

        Total assets remained nearly unchanged at $552.7 million as of March 31, 2006, up approximately $2.8 million (or 0.5%) from the September 30, 2005 balance of $549.9 million.

        Total net loans, excluding loans held for sale, increased $2.2 million, or 0.5%, from $412.0 million as of September 30, 2005, to $414.2 million as of March 31, 2006. The majority of the net increase in loans was attributable to an increase of approximately $7.8 million in one-to four- family residential construction loans. This category increased from $30.8 million to $38.6 million at March 31, 2006. The majority of this increase is from the Las Cruces and Albuquerque markets where the demand for housing is very strong and the housing construction industry is experiencing record breaking growth. The majority of these loans are made to the homebuilders after the home is pre-sold. The homebuilders generally will construct model and unsold homes as they move into subdivisions so they have opportunities to sell construction-in-progress homes. The bank will limit the number of unsold homes in relation to the number of pre-sold homes through the use of loan covenants. The mortgage loan portfolio declined approximately $6 million during the period. The bank continues to sell all 30 year mortgages into the secondary market and only retains adjustable rate loans and 15-year fixed rate loans. Consumer loans declined approximately $1.2 million which was offset by an increase in commercial loans of approximately $1.0 million.

        The total investment securities owned by the Company declined from approximately $67.0 million at September 30, 2005 to $57.4 million at March 31, 2006. The $9.6 million decrease was attributed to investment securities maturing and principal payments on asset backed securities. The Company made no significant purchases of investments during this period and instead allowed the portfolio to decline to fund the loan growth mentioned above. The excess funds contributed by the investment maturities have been retained in the overnight account with the Federal Home Loan Bank. This has contributed to the increase in this account from $23.9 million at September 30, 2005 to the March 31, 2006 balance of $35.6 million. In the opinion of management, the flat yield curve is not affording the return necessary to warrant the interest rate risk from placing fixed rate investments in the portfolio with very little yield improvement compared to liquid assets. Generally, the rate paid on the overnight account tracks closely with the rates paid in the Federal Funds market and adjust daily. Construction loans for one-to four- family residential units generally are six to nine months in duration and are floating with Wall Street Journal prime rate. While the yield curve remains in this flat position, management anticipates keeping any excess funds in very short-term investments.

        Total deposits increased approximately $6.5 million from the September 30, 2005 level of $377.7 million to $384.2 million at March 31, 2006. Non-interest bearing deposits decreased approximately $466,000 during this period, while interest bearing deposits increased $6.9 million. Within interest bearing deposits, numerous changes between types of accounts have taken place. Savings accounts declined approximately $17.0 million while money market accounts increased $28.1 million and NOW accounts decreased approximately $1.2 million. Time deposits decreased a net of approximately $7.6 million during the reporting period. However, within time deposits, public funds over $100,000 decreased $11.7 million while retail time certificates under $100,000 grew $8.2 million and non-public time deposits over $100,000 decreased $4.1 million. As discussed in previous Securities and Exchange Commission filings, the goal of the Company is to replace the jumbo time deposits owned by public entities that were acquired with the GFSB Bancorp Inc. acquisition in June 2005 with a more retail deposit base structure. Pricing on these jumbo public deposits is generally established by the State of New Mexico and provides no opportunity to cross-sell any other types of bank services. In an effort to change the deposit structure, we have been offering different types of deposit products with different rates and terms to attract new customers and retain existing retail customers. The growth in money market accounts is attributed to a promotional program that offered an attractive interest rate guaranteed through August 1, 2006. While this strategy does not necessarily translate to lower cost deposits, we believe developing relationships with customers is in the best interest of the Company rather than using wholesale funding sources. We will continue to use a variety of sources to meet our funding needs in an effort to maximize our earnings opportunities and increase the value of our franchise.

        Federal Home Loan Bank of Dallas ("FHLB") borrowings decreased $5.9 million or 5.4% from $108 million at September 30, 2005 to $102.1 million at March 31, 2006. Through the use of long-term borrowings to fund long-term, fixed-rate loans, the Company is able to fix a spread to minimize the interest rate risk associated with long-term loans. Prepayment penalties are required on these loans to compensate the Company in the event the borrower wants to prepay the loan. As interest rates have increased during the last quarter, loan demand in general has slowed and the customer requests for the long-term, fixed-rate type products have also diminished.

        Stockholders' equity increased $2.2 million, or 4.5%, to $51.4 million as of March 31, 2006, compared to $49.2 million as of September 30, 2005. This increase is primarily attributable to the year-to-date earnings of the Company of $2.9 million, less the cash dividends declared of approximately $557,000 and the comprehensive loss of $156,000 associated with the net decrease in the value of the investment securities. Additional paid in capital increased approximately $100,000 due to the exercise of stock options.

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

        Due to the fact that the Company grew by approximately 60% in size with the acquisition of GFSB Bancorp Inc on June 1, 2005, all the results of operations are materially impacted by this change. It is important to note that the application of purchase accounting requires that the acquiring entity not recognize any of the income or expenses of the acquired entity prior to the merger date. Consequently, the following discussions regarding results of operations for the three month and six month periods ended March 31, 2006 and 2005 will all have significant variances due to the acquisition. Both the three and six month periods ending in March 2006 contain results "with" the acquired entity while the respective periods ended in March 2005 are "without" the acquired entity.

        NET INCOME. Net income for the three months ending March 31, 2006 increased by approximately $568,000 from $737,000 for the three months ending March 31, 2005, to $1.3 million, or approximately 77%. The increase was primarily due to an increase in net interest income of $2.4 million, or approximately 70.6%. Non-interest income increased $127,000 or 27.2% while non-interest expenses increased $1.8 million, or 71% for the three-month period ending March 31, 2006 as compared to the same period in 2005. This resulted in pre-tax income increasing $942,000 or 75.8%, less the increase of tax expense of $374,000. Similar types of percentage increase are noted for the six month period ending March 31, 2006 compared to the same period in 2005. Net income increased by $1.4 million to $2.9 million as compared to $1.5 million for the six months ended in March 2005. This increase represents a 90.2% improvement over the prior period. Net interest income grew by 72.1%, or $4.9 million, and non-interest income increased $306,000, or 33% over the six month period in 2005. Total non-interest expenses increased 64.9% or $3.3 million over the prior year. As a result of these changes, pre-tax income increased by $2.2 million or 89.2%, which was partially offset by the $895,000 increase in income taxes.

        NET INTEREST INCOME. For the three months ending March 31, 2006, net interest income before loan loss provision increased $2.3 million from approximately $3.4 million for the three months ending March 31, 2005, to $5.7 million for the three months ending March 31, 2006. Total interest income increased $4 million or 83.3% from $4.8 million for the quarter ending March 31, 2005 to $8.8 million for the quarter ending March 31, 2006. As discussed below, the increase in earning assets associated with the GFSB merger and increasing interest rates helped to push interest income to significantly higher levels. Likewise, interest expense for the three-month period ending March 31, 2006 increased $1.7 million, or 121.4%, over the same period in 2005. The increase in interest expense correlates to the increase in the amount of interest bearing liabilities and the increasing interest rates paid on those liabilities.

        The six month period ending March 31, 2006 exhibits the same types of trends discussed above regarding the most recent quarter end results. Total interest income in the six month period ending March 31, 2006 increased $8 million or 84.4% over the same period ending in March 2005. The Yield and Cost Data Section that follows in this document, indicates that average interest-earning assets (for the respective six month periods) increased from $328.5 million to $509.1 million in the period ending in March 2006. In addition to the 55% increase in volume of interest-earning assets, the average yield on those assets increased from 5.3% to 6.4%. Interest expense for the six month period ending in March 2006 increased to $5.9 million from $2.7 million for the same period in 2005, an increase of 114.8%. Generally, GFSB's cost of funds was higher than the Company's cost of funds. Additionally, the Company's issuance of the Trust Preferred Securities adversely affected the cost of borrowings since these debentures have fixed costs for the first five years of approximately 5.8%. As reflected in the Yield and Cost Section, the annualized cost of interest-bearing liabilities increased from 1.9% for the period in 2005 to 2.7% for the same six month period ending in March 2006. The average cost of deposits increased from 1.2% in 2005 to 2.2% in 2006. The cost of borrowed funds declined from 4.5% in 2005 to 4.2% in 2006. The significant increase in cost of deposits is attributable to the amount of deposits that are immediately repriceable (i.e., savings, money market, and NOW accounts) and the overall short life of the term deposits in comparison to the longer term borrowed funds. Most of the borrowed funds are FHLB advances. During the six months ending in 2006, a number of long-term, high cost advances matured, thus reducing the average cost associated with the FHLB advances. The action of the Federal Reserve Bank to increase short-term interest rates has caused more pressure on financial institutions to increase deposit rates to maintain the customer deposit base. Currently, we compete for customer funds against other financial institutions, mutual funds, brokerage firms, insurance companies and the equities markets. Management of the Company believes that deposit rates will continue to increase as consumers seek the highest available returns.

        PROVISION FOR LOAN LOSSES. The Company reversed approximately $287,000 from the allowance for loan losses during the quarter ended March 31, 2006. For the six month period ending in March 2006, the Company has reversed $427,000 from the Allowance for Loan Losses. These reversals are attributed to the improvement of certain assets that were acquired with the GFSB merger. This action is necessitated to comply with the methodology the Company uses to estimate the level of allowance required to cover potential losses in the loan portfolio. This methodology is more fully described in the Notes to Consolidated Financial Statements set forth in the consolidated financial statements as of September 30, 2005, which were filed with the SEC on Form 10-KSB (File No. 000-51243). Under current accounting and regulatory requirements, management must consistently apply a methodology that estimates an allowance sufficient to cover probable losses based on historical experience and certain qualitative factors. The Company then must increase or decrease the allowance through a provision for loan losses that is reported in the income statement. Although the institution maintains its allowance for loan losses at a level it considers adequate to provide for probable losses as discussed earlier, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods.

        OTHER INCOME. For the three-month period ending March 31, 2006, total other income increased approximately $127,000, or 27.2%, as compared to the same period in 2005. The majority of this increase was attributed to additional fees and service charges. Much of this increase is related to the merger. Fees associated with the sale of mortgage loans decreased approximately $37,000 or 26%. The trend for the six month period ending March 31, 2006 indicates similar results. Total other income increased $306,000 or 33%, to $1.2 million. Again the majority of the increase is related to fees and service charges which increased 56.8% to $632,000 in 2006, compared to $403,000 in the same period of 2005. For the six month period, income from the sale of mortgage loans decreased $6,000 to $265,000 in 2006. This trend is consistent with declining mortgage originations on a national scale and has been occurring over the past few years. Higher interest rates and the saturation of re-financings in 2003 and 2004 have left a much smaller population of consumers seeking mortgage loans. The Company continues to seek other markets and types of products to supplement the loss of volume in this line of business. As other competitors face the same challenges of dwindling mortgage originations, the profit potential associated with each transaction is also reduced. Recently we have added mortgage lenders in our high-growth markets, such as Las Cruces and Albuquerque where record sales of homes and construction activity have continued even though other geographic areas are experiencing slowdowns in the housing and mortgage business.

        OTHER EXPENSE. Total non-interest expense increased approximately $1.8 million, or 71%, to $4.4 million for the quarter ending March 31, 2006 in comparison to $2.6 million for the same quarter in 2005. Similar results are reported for the six month period ending in March 2006. Overall, non-interest expense for the six months ended March 31, 2006 was $8.5 million, an increase of $3.3 million, or 64.9% from the same period in 2005.

        As would be expected, compensation expense increased during both the three and six month reporting periods. For the most recent six month period compensation expense was $5.0 million compared to $3.1 million for the six months ending in March 2005, an increase of approximately 60%. The Company added approximately 55 full-time equivalent employees with the merger. During the current six month period the Company has added several positions in the area of credit administration and credit analysis. These positions were necessary to effectively manage the loan portfolio and provide timely responses to customer loan requests.

        The mortgage function is being reorganized and centralized to a location in Albuquerque. Previously the function has been dispersed in various branches. On May 1, 2006 activity from the various locations was transferred to the Albuquerque location. During the past six months we have incurred additional expenses in the training and overlap of employees performing similar functions. We anticipate a more profitable mortgage operation once activities are centrally located.

        We have also incurred additional employee costs while we were hiring and preparing for the opening of our second location in Albuquerque. At the end of February 2006, we opened another banking facility in Albuquerque, located at 1301 Wyoming Blvd. This is a bank owned property that houses a full-service banking operation in one half and contains the mortgage department in the other half. While we initially incur costs to add services and expand in the growing markets, we believe it is in the best interest of the Company and our shareholders to maximize opportunities for our long-term success. In addition, the tight labor market for certain types of highly-skilled employees has generally forced the cost of labor up in most of the markets the Company operates in. Management is working diligently to identify, hire and retain quality employees that will allow expansion of our business.

        Generally, the other areas of non-interest expense reflect increases consistent with the size of the new entity.

        During the most recent six month period, data processing increased $341,000 or 147.6% between the reporting periods. A significant portion of the increase is attributable simply to the volume of processing associated with the larger size of the new entity. In addition, in May 2005 the Company began the process to implement electronic check clearing, commonly referred to as Check
21. The Company completed a study in 2005 and determined that given the delays and costs in processing paper checks and getting them delivered to a Federal Reserve check processing center it was beneficial on a long-term basis to move to an imaging platform to clear checks electronically. While certain costs associated with this conversion are offset by earnings on accelerated clearings, the full economic value does involve a payback period of approximately five years. As a result, certain personnel expenses associated with check processing have declined, due to outsourcing, while other areas have increased, like data processing and to a lesser extent depreciation. Some of these expenses are offset by earnings on collected funds and reductions in courier expenses. Management believes that as the Federal Reserve moves to completely implement Check 21 nationally over the next several years, the benefits will continue to grow for the Company.

        Another anticipated increase was in the area of depreciation and amortization. During the six month period ended March 31, 2006, depreciation and amortization expense increased $341,000 to $632,000 from $291,000 during the same period in 2005. The increase includes

$210,000 of intangible amortization associated with the GFSB merger. The balance of the increase relates to depreciation of fixed assets acquired in the merger.

         Another category of non-interest expense that increased significantly in the comparison of the six month period ending March 2006 to the same period in 2005 was professional fees. This expense for the six months in 2005 was $99,000 and increased by $173,000, or 174.8% to $272,000. Most of the increase relates to the costs associated with being a public company. Our cost for legal, consulting and audit services continues to increase. In addition, professional recruiters have been used to identify qualified candidates for certain highly skilled positions that we have needed.

         INCOME TAX EXPENSE. During the three month and six month periods, income taxes have increased proportionately to the increase in pre-tax income. For the six month period ending March 31, 2006, pre-tax income increased by 89.2% and income tax expense increased 87.8% from the 2005 levels. The combined effective income tax rate for the Company (approximately 40%) has not changed between the periods in 2006 and 2005.

YIELD AND COST DATA

          The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Not included in interest income on loans are loan fees and other charges on loans totaling $1,340,000 and $976,000 for the six months ended March 31, 2006 and 2005, respectively.

                                                               SIX MONTHS ENDED MARCH 31,
                                                      2006                                    2005
                                   ------------------------------------    --------------------------------------
                                     AVERAGE                                AVERAGE
                                   OUTSTANDING               YIELD/RATE    OUTSTANDING               YIELD/RATE
                                     BALANCE    INTEREST         (3)        BALANCE      INTEREST       (3)
                                   ---------    ---------     ---------    ---------     ---------    ---------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.........................     $ 414,904    $  14,509          7.0%    $ 257,074     $   7,906         6.2%
Investment securities.........        69,322        1,351          3.9%       43,372           554         2.6%
Interest-earning
   deposits,short-term........        24,878          522          4.2%       28,047           303         2.2%
                                   ---------    ---------     ---------    ---------     ---------    ---------
   Total interest-earning
   assets.....................       509,104       16,382          6.4%      328,493         8,763         5.3%
Non-interest-earning assets...        41,518                                  23,264
                                   ---------                               ---------
   Total assets...............     $ 550,622                               $ 351,757
                                   =========                               =========

INTEREST-BEARING LIABILITIES:
Passbook savings..............     $  74,007    $     533          1.4%    $  88,074     $     314         0.7%
NOW/interest bearing checking.        63,343           46          0.1%       47,568            27         0.1%
Money market..................        33,730          419          2.5%        7,370            13         0.4%
Certificates of deposit.......       140,713        2,373          3.4%       79,241         1,021         2.6%
                                   ---------    ---------     ---------    ---------     ---------    ---------
   Total deposits.............       311,793        3,371          2.2%      222,253         1,375         1.2%

FHLB advances.................       106,468        2,181          4.1%       58,635         1,270         4.3%
Long-term subordinated debt           10,310          301          5.8%        1,381            80         5.8%
                                   ---------    ---------     ---------    ---------     ---------    ---------
   Total borrowings...........       116,778        2,482          4.2%       60,016         1,350         4.5%

Total interest-bearing
liabilities...................       428,571        5,853          2.7%      282,269         2,725         1.9%
Non-interest-bearing
liabilities...................        71,355                                  38,494
                                   ---------                               ---------
   Total liabilities..........       499,926                                 320,763
Stockholders' equity..........        50,696                                  30,994
                                   ---------                               ---------
   Total liabilities and
     stockholders' equity.....     $ 550,622                               $ 351,757
                                   =========                               =========

Net interest income...........                  $  10,529                                $   6,038
                                                =========                                =========
Net interest rate spread (1)..                                     3.7%                                    3.4%
Net interest-earning assets...     $  80,533                               $  46,224
                                   =========                               =========
Net interest margin (2).......                                     4.1%                                    3.7%
Average interest-earning
   assets to interest-bearing
   liabilities................                                   118.8%                                  116.4%
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


                                           SIX MONTHS ENDED MARCH 31,
                                                 2006 VS. 2005
                                       -------------------------------
                                         INCREASE (DECREASE)
                                               DUE TO          TOTAL
                                       ------------------    INCREASE
                                                            (DECREASE)
                                       VOLUME      RATE      INTEREST
                                       -------    -------    -------
                                                (IN THOUSANDS)
INTEREST-EARNING ASSETS:
       Loans .......................   $ 4,854    $ 1,749    $ 6,603
       Investment securities .......       331        466        797
       Interest-earning deposits ...       (34)       253        219
                                       -------    -------    -------

           Total interest-earning
              assets ...............     5,151      2,468      7,619
                                       -------    -------    -------

INTEREST-BEARING LIABILITIES:
       Passbook savings ............        50       (269)      (219)
       NOW/interest-bearing checking        (9)       (10)       (19)
       Money market accounts .......       (46)      (360)      (406)
       Certificates of deposit .....      (792)      (560)    (1,352)
                                       -------    -------    -------
           Total deposits ..........      (797)    (1,199)    (1,996)
       FHLB advances ...............    (1,036)       125       (911)
       Long-term subordinated debt .      (221)      --         (221)
                                       -------    -------    -------
           Total borrowings ........    (1,257)       125     (1,132)


           Total interest-bearing
              liabilities ..........    (2,054)    (1,074)    (3,128)
                                       -------    -------    -------


Change in net interest income ......   $ 3,097    $ 1,394    $ 4,491
                                       =======    =======    =======



ASSET/LIABILITY MANAGEMENT AND MARKET RISK

        The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. When interest-bearing liabilities mature or reprice more quickly (liability sensitive) than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly (asset sensitive) than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the "yield curve" (i.e., a decline in the difference between long- and short-term interest rates) could adversely impact net interest income to the extent that the Company's assets have a longer average term than its liabilities.

        The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a portion of the Company's assets will decline in the event of an increase in interest rates. Historically, the Company's lending activity consisted primarily of one-to four-family mortgages with long terms and fixed rates. These assets are interest rate sensitive and therefore decline in value during a period of rising interest rates. Conversely, these assets can increase in value during a period of decreasing interest rates to the extent they do not prepay. As part of the Company's business strategy and asset/liability management policy, a primary focus of lending activity is the acquisition of variable rate and/or shorter term loans thereby decreasing interest rate risk and fluctuations in the value of the Company's assets. At March 31, 2006, the Company had approximately $173.0 million, or roughly 41.4% of the total loan portfolio in variable rate loans.

        Economic Value of Equity ("EVE") analysis provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The degree of change between interest rate shock levels is a measure of the volatility of value risk. The following table sets forth, as of March 31, 2006, the estimated changes in First Federal Bank's EVE in the event of the specified instantaneous changes in interest rates.

ECONOMIC VALUE OF EQUITY

         -------------------------------------------------------------------
             Change in
          Interest Rates                       Amount of
          (Basis Points)    Estimated EVE       Change       Percent Change
         -------------------------------------------------------------------
                               (Dollars in Thousands)
         -------------------------------------------------------------------
               +300         $     75,367    $     (6,131)              -8%
               +200               77,774          (3,724)              -5%
               +100               79,869          (1,628)              -2%
                 0                81,498               -                -
               -100               82,159             661               +1%
               -200               81,016            (482)              -1%
         -------------------------------------------------------------------

        Certain assumptions were employed in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates varied by categories and rate environment, deposit decay rates varied by categories and rate environment and the market values of certain assets under the various interest rate scenarios. In addition, an intangible asset is created that approximates the value of the deposits at $26.4 million as of March 31, 2006. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that First Federal's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.


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

        The primary investing activities of the Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. For the six months ended March 31, 2006 and 2005, the Company increased outstanding loans balances by $1.6 million and $10.6 million, respectively. The net growth was primarily funded by the maturities and principal payments on investment securities, and FHLB advances were used to fund a portion of loan originations.

        The primary financing activities of the Company are deposits and borrowings. During the six months ended March 31, 2006, the Company experienced a net increase in deposits of $6.4 million compared to a net decrease of $3.3 million during the same period ending March 31, 2005. Certificates of deposits as of March 31, 2006, maturing within one year, totaled $84.8 million. Management expects most of the non-public deposits to remain with the Bank. The net decrease in FHLB borrowings for the six-month period ended March 31, 2006, was $5.9 million. This was primarily related to maturities of advances and no significant demand for this type of funding source.

        The Company's most liquid assets are cash and cash equivalents, which consist of currency on hand, items in process of clearing and due from banks. These items are non-interest bearing. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2005 and March 31, 2006, cash and cash equivalents totaled $11.8 million and $12.9 million, respectively. Additionally, the Company maintains overnight funds that are interest-bearing. As of September 30, 2005 the balance was $23.9 million. At March 31, 2006 the overnight fund balance was $35.6 million. Management has allowed these funds to accumulate rather than put the funds into investment securities which have interest rate risk and yet no corresponding yield on the longer term of the investment. As of March 31, 2006, the ten-year U.S. Treasury Note was yielding approximately ten basis points more than the overnight Fed Funds rate.

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

        At September 30, 2005, the Company had outstanding unfunded loan commitments totaling $52 million and $64.8 million as of March 31, 2006. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

        First Federal Bank is required to maintain minimum levels of regulatory capital. At March 31, 2006, First Federal Bank exceeded all of the capital requirements.

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

        There have not been any changes in internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                The annual meeting of Shareholders (the "Meeting") of First Federal Banc of the Southwest, Inc. was held on February 22, 2006. The matters approved by the shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

PROPOSALS                         FOR     AGAINST      WITHHELD     ABSTAIN

(1) Election of the following
    directors for terms to
    expire in 2009:

Edward K. David                2,941,579     -         26,529        --
Aubrey L. Dunn, Jr             2,883,473     -         84,635        --
Kay R. McMillan                2,753,865     -         214,243       --
Michael P. Mataya              2,965,678     -         2,430         --

(2) Ratification of the
appointment of the
independent registered
public accounting firm         2,853,029   99,760     -             15,319

ITEM 5.           OTHER INFORMATION

                  None.

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

                                      FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
                                      Registrant



MAY 12, 2006                      By: \S\ AUBREY L. DUNN, JR.
------------------------------        ---------------------------------------
Date                                  Aubrey L. Dunn, Jr.
                                      President and Chief Executive Officer
                                      Principal Executive Officer)


MAY 12, 2006                      By: \S\ GEORGE A. ROSENBAUM, JR.
------------------------------        ----------------------------------------
Date                                  George A. Rosenbaum, Jr.
                                      Executive Vice President and Chief
                                      Financial Officer (Principal
                                      Accounting and
                                      Financial Officer)