Form 10QSB
period 2006-06-30
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2006-08-11
CIK 1060939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     JUNE 30, 2006


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

         Commission file number 0-51243
                                -------


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


3,992,453 shares of common stock, par value $0.01 per share, as of August 9,
2006

Transitional Small Business Disclosure Format (check one),
                           [   ]    Yes      [ X ]      No



                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                                          PAGE
----------------------------------                                                          ----
Item 1            Financial Statements.
                  Consolidated Statements of Financial Condition                              2
                  Consolidated Statements of Income                                           3
                  Consolidated Statements of Stockholders' Equity                             4
                  Consolidated Statements of Cash Flows                                       5
                  Notes to Consolidated Financial Statements                                  7

Item 2             Management's Discussion and Analysis of Financial Condition               12
                       and Results of Operations.

Item 3             Controls and Procedures.                                                  24

PART II            OTHER INFORMATION
-------            -----------------

Item 1             Legal Proceedings.                                                        25

Item 2             Unregistered Sales of Equity Securities and Use of Proceeds.              25

Item 3             Defaults Upon Senior Securities.                                          25

Item 4             Submission of Matters to Vote of Security Holders.                        25

Item 5             Other Information.                                                        25

Item 6             Exhibits.                                                                 25

                   Signatures                                                                26


Exhibit 31.1       Certification of Chief Executive Officer Pursuant to Section
                   302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2       Certification of Chief Financial Officer Pursuant to Section
                   302 of Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002



FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
Consolidated Statements Of Financial Condition
--------------------------------------------------------------------------------
June 30, 2006 Compared to September 30, 2005

ASSETS                                                                     JUNE 30,              September 30,
                                                                             2006                     2005
                                                                       --------------            -------------
                                                                         (UNAUDITED)
                                                                                      ($ IN THOUSANDS)

Cash and due from banks                                                $      16,589             $     11,777
Interest-bearing deposits with banks                                          47,440                   26,185
Held-to-maturity investment securities                                             9                    2,132
Available-for-sale investment securities                                      53,145                   64,902
Loans held for sale                                                            4,221                    2,892
Loans receivable, net                                                        412,523                  412,073
Accrued interest receivable                                                    2,035                    2,036
Federal Home Loan Bank stock, at cost, restricted                              5,335                    6,373
Property, equipment, and construction in progress, net                        13,752                   13,726
Identifiable intangibles                                                       3,329                    3,645
Goodwill                                                                       2,286                    2,286
Investment in non-bank subsidiaries                                              310                      310
Other assets                                                                   1,312                    1,605
                                                                       --------------            -------------

               TOTAL ASSETS                                            $     562,286             $    549,942
                                                                       ==============            =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
              Non-interest bearing                                     $      73,326             $     62,106
              Interest bearing                                               318,835                  315,609
       Advances from the Federal Home Loan Bank                              102,697                  107,991
       Escrows from borrowers for taxes and insurance                            981                    1,561
       Accrued and other liabilities                                           3,605                    3,156
       Long term subordinated debt                                            10,310                   10,310
                                                                       --------------            -------------
              TOTAL LIABILITIES                                              509,754                  500,733
                                                                       --------------            -------------
Commitments and contingencies                                                      -                        -

Stockholders' Equity
       Preferred stock, $0.01 par value; 500,000 shares
              authorized; no shares issued and outstanding                         -                        -

       Common stock, $0.01 par value; 6,000,000
              shares authorized; 4,313,045 shares issued and
              3,992,453 shares outstanding at June 30, 2006;
              4,289,445 shares issued and 3,968,853 shares
              outstanding at September 30, 2005                                   43                       43

       Additional paid-in capital                                             18,185                   17,916
       Retained earnings                                                      37,646                   34,345
       Accumulated other comprehensive loss                                     (621)                    (374)

Treasury stock, at cost, 320,592 shares at June 30, 2006 and
September 30, 2005 respectively                                               (2,721)                  (2,721)
                                                                       --------------            -------------

              TOTAL STOCKHOLDERS' EQUITY                                      52,532                   49,209
                                                                       --------------            -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     562,286             $    549,942
                                                                       ==============            =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
Three and Nine Months Ended June 30, 2006 and 2005 (unaudited)

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                               -------------------------    -----------------------------
                                                                   2006            2005          2006             2005
                                                               -----------      -----------  ------------    ------------
                                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
     Interest Income
        Interest and fees on loans                             $     8,030      $    5,379   $    23,614       $  13,990
        Interest on investment securities                              588             365         1,796             874
        Interest and dividends on other investments                    565             193         1,221             541
                                                               -----------      -----------  ------------    ------------
              Total interest income                                  9,183           5,937        26,631          15,405
                                                               -----------      -----------  ------------    ------------

     Interest Expense
        Deposits                                                     2,077             929         5,448           2,303
        Borrowed funds                                               1,209             949         3,682           2,299
                                                               -----------      -----------  ------------    ------------
              Total interest expense                                 3,286           1,878         9,130           4,602
                                                               -----------      -----------  ------------    ------------

                   Net interest  income  before  provision for       5,897           4,059        17,501          10,803
                   loan losses

        Benefit (provision) for loan losses                             (5)              -           422              -
                                                               -----------      -----------  ------------    ------------
                   Net interest income after provision
                   for loan losses                                   5,892           4,059        17,923          10,803
                                                               -----------      -----------  ------------    ------------

     Other Income
        Fees for services to customers                                 342             253           974             656
        Gain on sale of loans                                          106             127           371             398
        Gain on sale of available-for-sale investment
          securities                                                     -               -             -               -
        Other                                                          219             137           555             390
                                                               -----------      -----------  ------------    ------------
                   Total other income                                  667             517         1,900           1,444
                                                               -----------      -----------  ------------    ------------

     Other Expenses
        Compensation and related benefits                            2,594           1,964         7,557           5,067
        Occupancy                                                      286             241           889             680
        Data processing                                                285             148           857             379
        Advertising                                                     39              41           148              98
        Telephone                                                       68              38           198             142
        Postage                                                         47              30           141             113
        Printing and supplies                                           81              72           240             166
        Employee expenses                                               63              73           264             180
        Depreciation and amortization                                  332             168           964             459
        Loss on sale of available-for-sale investment
          securities                                                    59               -            59               -
        Professional fees                                              117              80           389             179
        Other                                                          386             282         1,142             823
                                                               -----------      -----------  ------------    ------------
                    Total other expenses                             4,357           3,137        12,848           8,286
                                                               -----------      -----------  ------------    ------------
                    Income before income taxes                       2,202           1,439         6,975           3,961
        Income tax expense                                             924             580         2,838           1,599
                                                               -----------      -----------  ------------    ------------
                    Net income                                 $     1,278      $      859   $     4,137      $    2,362
                                                               ===========      ===========  ============    ============
               Net income per average common share
                    Basic                                      $     0.32       $     0.25   $      1.04      $     0.72
                    Diluted                                    $     0.32       $     0.24   $      1.03      $     0.68
Average common shares - basic                                   3,983,203        3,387,719     3,979,113       3,272,913
Average common shares - diluted                                 4,035,577        3,587,413     4,030,057       3,472,607

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
For the Nine Months Ended June 30, 2006 (unaudited)

                                                                                         ($ in thousands, except share data)


                                        COMMON                               TREASURY
                                         STOCK           Additional            STOCK                       Accumulated
                                  ---------------------   Paid-in    ------------------------    Retained  Other Comp.
                                    Shares     Value      Capital       Shares        Cost       Earnings      Loss        Total

BALANCE AT SEPTEMBER 30, 2005     4,289,445    $  43    $  17,916      320,592    $ (2,721)    $  34,345    $   (374)     $49,209

  Stock issued for stock options     23,600                   242                                                             242

  Compensation expense - stock
  Compensation plan                                            27                                                             27

  Dividends - $0.21 per share                                                                       (836)                   (836)


  Comprehensive income:
     Change in unrealized
     (loss) on investment
     securities,
     net of taxes                                                                                               (247)

  Net income                                                                                       4,137

                           TOTAL                                                                                           3,890
                                  ------------------------------------------------------------------------------------------------


BALANCE AT JUNE 30, 2006          4,313,045    $  43    $  18,185      320,592    $ (2,721)    $  37,646    $  (621)      $52,532
                                  ================================================================================================

Reconciliation of Other Comprehensive Income (Loss)                    FOR THE NINE MONTHS
                                                                         ENDED JUNE 30,
                                                                     ------------ -----------
                                                                        2006         2005
                                                                     ------------ -----------
Unrealized losses on securities:
    Unrealized holding losses arising during period                     $  (471)    $  (442)

    Related taxes                                                           189         177

    Reclassification adjustments for net losses in
    net income                                                               59           -

    Related taxes                                                           (24)          -
                                                                     ------------ -----------

                      TOTAL OTHER COMPREHENSIVE (LOSS)                  $  (247)    $  (265)
                                                                     ============ ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Nine Months Ended June 30, 2006 and 2005 (unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                           ------------------------------------
                                                                                2006                    2005
                                                                           -------------           ------------
                                                                                      (IN THOUSANDS)
Cash Flows from Operating Activities
         Net income                                                         $    4,137              $   2,362
         Adjustments to reconcile net income to net
         cash provided by operating activities
              Depreciation & amortization of intangibles                           964                    451
              Net loss (gain) on sale of REO                                        (6)                     -
              Net loss on sale of available-
              for-sale investments                                                  59                      -
              Accretion of deferred loan fees                                     (244)                     -
              Proceeds from sales of loans held for sale                        27,938                 23,287
              Origination of loans held for sale                               (28,896)               (22,833)
              Gain on sale of sold loans                                          (370)                  (398)
              Provision (benefit) for loan losses                                 (422)                     -
              Amortization of investments, net                                      47                    298
              FHLB stock dividend                                                 (192)                   (99)
              Non-cash compensation expense for stock option grants                 27                      -
              Change in accrued interest & dividend receivable                       -                     33
              Change in prepaid/other assets                                       118                 (1,000)
              Change in accounts payable & accrued liabilities                     450                  2,010
              Accretion of market-to-market, net                                  (171)                     -
              Other, net                                                          (152)                   177
                                                                           -------------           ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,287                  4,288
                                                                           -------------           ------------

Cash Flows from Investing Activities
         Change in deposits in banks                                           (21,255)                 2,524
         Proceeds from maturity and principal paydowns
              of held-to-maturity securities                                     2,105                 17,551
         Purchases of investment securities held-to-maturity                         -                   (225)
         Principal payments on mortgage backed securities
              held-to-maturity                                                      17                      -
         Proceeds from sales, maturities and principal paydowns
              of available-for-sale securities                                   6,791                  2,000
         Purchases of available-for-sale investment securities                       -                 (8,910)
         Principal payments on mortgage backed securities
              available-for-sale                                                 4,766                  1,762
         Loan origination and principal repayment on loans, net                    106                (22,135)
         Net cash paid for acquisition of GFSB                                       -                 (4,355)
         Proceeds from sale of foreclosed properties                               285                      -
         Proceeds from redemption of FHLB stock                                  1,231                      -
         Proceeds from sale of property and equipment                                -                    128
         Purchases of trust preferred common securities                              -                   (310)
         Purchases of building and equipment                                      (663)                (1,060)
                                                                           -------------           ------------
              NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (6,617)               (13,030)
                                                                           -------------           ------------

Cash Flows from Financing Activities
         Net increase in transaction accounts, savings
         and now deposits                                                       14,368                  4,271
         Net increase (decrease) in mortgage escrow funds                         (580)                   (74)
         Proceeds from FHLB advances                                            10,449                 15,490
         Repayments on FHLB advances                                           (15,500)               (13,798)
         Dividends paid or to be paid in cash                                     (837)                  (280)
         Proceeds from exercise of stock options                                   242                    184
         Proceeds from sale of subordinated debentures                               -                 10,310
         Purchase of treasury stock, net                                             -                      -
                                                                           -------------           ------------
              NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   8,142                 16,103
                                                                           -------------           ------------
              INCREASE IN CASH AND DUE FROM BANKS                           $    4,812              $   7,361
                                                                           =============           =============
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------
Nine Months Ended June 30, 2006 and 2005 (unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                       -------------------------------------------
                                                                              2006                      2005
                                                                       ----------------          -----------------
                                                                                       (IN THOUSANDS)

Increase in cash and due from banks                                    $          4,812          $           7,361
Cash and due from banks at beginning of year                                     11,777                      9,529
                                                                       ----------------          -----------------
CASH AND DUE FROM BANKS AT END OF PERIOD                               $         16,589          $          16,890
                                                                       ================           ================



SUPPLEMENTAL DISCLOSURES

Cash paid during the period for
         Interest on deposits and advances                             $          8,541          $           3,931
         Income taxes                                                             2,608                      1,183

(Increase) in unrealized loss, net of deferred taxes
on available-for-sale securities (other comprehensive income)                      (247)                      (265)


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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements contain all adjustments (consisting only of normal reoccurring adjustments) necessary to present fairly the financial condition of First Federal Banc of the Southwest, Inc. as of June 30, 2006, and the results of operations for all interim periods presented. Operating results for the three and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements and related notes of the Company for the fiscal year ended September 30, 2005 filed on Form 10-KSB.

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

        During this reporting period the FASB issued SFAS 155 and 156. SFAS 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140 was issued in February 2006. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT NO. 140 was issued in March 2006. The effective date for this Statement is the beginning of the first fiscal year that begins after September 15, 2006. For the Company, the effective date for both of these Statements is the fiscal year beginning October 1, 2006. At this time management does not believe either of these Statements will have a material effect on the Company's results.

        In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the accounting for uncertainity in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for years beginning after December 15, 2006. The adoption of this interpretation is not expected to have a material impact on the Company's financial condition or operations.

NOTE 3.  JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

        The following table presents details on the junior subordinated debt owed to the unconsolidated trusts listed below as of June 30 2006:

                                                                    FIRST FEDERAL NM              FIRST FEDERAL NM
                                                                        TRUST I                       TRUST II
                                                              --------------------------        ---------------------
Date of Issue                                                    JANUARY 19, 2005                   MAY 23, 2005
Amount of trust preferred securities issued                   $               7,000,000          $         3,000,000
Rate on trust preferred securities                                                 5.7%                       6.145%
Maturity                                                                 March 15, 2035                June 15, 2035
Date of first redemption                                                 March 15, 2010                June 15, 2010
Common equity securities issued                               $                 217,000          $            93,000
Junior subordinated deferrable interest
   debentures owed                                            $               7,217,000          $         3,093,000
Rate on junior subordinated deferrable interest
   debentures                                                                      5.7%                       6.145%

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

        The Company owns all of the outstanding common securities of the Trusts. Each Trust is considered a variable interest entity (VIE) under Financial Accounting Standards Board Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46R, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46R, a VIE should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

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

NOTE 4.  STOCK OPTION PLANS

        The Company adopted Statement of Financial Accounting Standards No. 123R, SHARE BASED PAYMENT, ("SFAS No. 123R") to account for stock-based compensation granted through the existing stock option plans. Beginning January 1, 2006, compensation expense is calculated based on the grant date fair value. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and, therefore, has not restated the financial results for prior periods. Under this method, the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company recognizes compensation expense for unvested awards outstanding at December 31, 2005.

        Stock options are subject to various vesting schedules and terms, subject to accelerated vesting upon death and disability or a change in control. Compensation expense for the issuance of stock options is recognized over the required service period based on the estimated fair value of the options on the date of grant using a Black-Scholes valuation model. Included in the determination of net income as reported for the nine months ending June 30, 2006 is compensation expense related to options of $27,000 (representing the expense from January 1 to June 30, 2006). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As a result, no compensation expense was recognized during 2005 related to stock options. Had compensation cost for the stock options been determined as if the Company accounted for its stock-based compensation plans consistent with the fair value method of SFAS No. 123R, the Company's same period 2005 results would have been reduced by a similar immaterial amount as reported in the 2006 period.

        A summary of the Company's stock option activity related information for the nine months ended June 30, 2006 follows:

                                                                       OPTIONS
                                                                       --------
         Outstanding at the beginning of the period                    166,400
         Granted                                                        69,950
         Exercised                                                     (23,600)
         Forfeited                                                      (5,900)
                                                                       --------
         Outstanding at June 30, 2006                                  206,850
         Exercisable at June 30, 2006                                  126,850

        Exercise prices for options outstanding as of June 30, 2006 ranged from $8.50 to $16.56 per share.

        As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock options was approximately $312,000 and is expected to be recorded, on a straight-line method, over the estimated average period of 5.75 years.

        The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        The following table outlines the weighted average assumptions input into the Black-Scholes valuation model to calculate fair value for unvested stock options granted in 2003 under the 2002 STOCK OPTION AND INCENTIVE PLAN for the period ending June 30, 2006:

         Total number of unvested options during the period             80,000
         Risk-free interest rate (at grant date)                         2.78%
         Expected life, in years                                           7.7
         Expected volatility                                            33.98%
         Expected dividend yield                                          2.4%
         Estimated fair value per option                                 $4.23

        The risk-free interest rate is based on the market price for a U.S. Treasury security issued near the date of grant with a maturity date approximately equal to the expected life of the option at the grant date. The expected life of the option is based on the term of the options since these options relate only to one grantee. Volatility is based on the historical volatility of other similar companies since our Company has only been in the public market for one year and insufficient history is available. The dividend yield is calculated by applying the Company's historical dividend growth rate to the current quarterly dividend over the expected life of the stock option.

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

FINANCIAL CONDITION

JUNE 30, 2006 COMPARED TO SEPTEMBER 30, 2005.

        Total assets increased to $562.3 million as of June 30, 2006, up approximately $12.4 million or 2.2%, from the September 30, 2005 balance of $549.9 million.

        Total net loans, excluding loans held for sale, remained nearly unchanged at $412.5 million as of June 30, 2006, compared to $412.1 million as of September 30, 2005. While the total balance in the net loan portfolio shows little change, the composition of the portfolio has changed between the respective dates. Residential mortgage loans have declined from $192 million to $179.4 million at June 30, 2006. This represents a decrease of about 6.6%. The decline is primarily attributable to the institution's policy regarding not holding 30-year fixed rate mortgage loans. The rising short-term interest rates have forced up the rates on adjustable-rate mortgage products to the point that most customers will select the 30-year fixed rate loan which is relatively close to the same rate as the adjustable products and shorter term mortgage loans. Consequently, the demand for adjustable rate loans and 15-year fixed rate loans is very low. While we continue to offer long-term fixed rate mortgages, we sell them into the secondary market. This policy decision coupled with the overall slowing of the mortgage business on a national scale represents the reason for this decline. The decline in the residential mortgage portfolio has been primarily offset by an increase in the commercial and construction loan segment of our business. These categories of loans increased from $195.6 million at September 30, 2005 to $209.8 million or $14.2 million, representing a 7.3% increase. The majority of this increase is from the Las Cruces and Albuquerque markets where the demand for housing is very strong and the housing construction industry is experiencing record breaking growth. The majority of these loans are made to the homebuilders after the home is pre-sold. The homebuilders generally will construct model and unsold homes as they move into subdivisions so they have opportunities to sell construction-in-progress homes. The bank limits the number of unsold homes in relation to the number of pre-sold homes through the use of loan covenants. Construction loans for one-to four-family residential units generally are six to nine months in duration and are floating with Wall Street Journal prime rate. The demand for housing also requires additional loans for development of subdivisions which ultimately produce the building lots necessary for home construction. Nearly all the growth in the commercial loan portfolio has been associated with real estate based collateral. We also attempt to manage interest rate risk in our commercial real estate loans by embedding an interest adjustment in three or five years even though the amortization of the loan may be 15 or 20 years. Consumer loans declined approximately $400,000 as of June 30, 2006 compared to September 30, 2005.

        The total investment securities owned by the Company declined from approximately $67.0 million at September 30, 2005 to $53.2 million at June 30, 2006. The $13.8 million decrease was attributed to investment securities maturing and principal payments on asset backed securities. The Company made no significant purchases of investments during this period and instead allowed the portfolio to decline. The funds from the investment maturities have been retained in the overnight account with the Federal Home Loan Bank. This has contributed to the increase in this account from $23.9 million at September 30, 2005 to the June 30, 2006 balance of $45.7 million. In the opinion of management, the flat yield curve is not affording the return necessary to warrant the interest rate risk from placing fixed rate investments in the portfolio with very little yield improvement compared to liquid assets. Generally, the rate paid on the overnight account tracks closely with the rates paid in the Federal Funds market and adjusts daily. While the yield curve remains in this flat position, management anticipates keeping any excess funds in very short-term investments and seeks high-quality loans with adjustable-rate terms.

        Total deposits increased approximately $14.4 million from the September 30, 2005 level of $377.7 million to $392.2 million at June 30, 2006. Non-interest bearing deposits increased approximately $11.2 million during this period, while interest bearing deposits increased $3.2 million. Non-interest bearing deposits consist of demand deposit accounts and can fluctuate significantly on a day-to-day basis driven by the activities of our customers. The most notable increase in demand deposits is in the area of corporate accounts which increased from $50.4 million at September 30, 2005 to $60.4 million at June 30, 2006. The increase is the result of attempting to cross-sell our electronic banking services to commercial customers and placing more emphasis on requiring our commercial loan customers to maintain deposit relationships with the bank. Within interest bearing deposits, numerous changes between types of accounts have taken place. Savings accounts declined approximately $19.8 million while money market accounts increased $36.9 million and NOW accounts remained nearly unchanged. Time deposits decreased a net of approximately $14.4 million during the reporting period. However, within time deposits, public funds over $100,000 decreased $11.7 million while retail time certificates under $100,000 grew $4.5 million and non-public time deposits over $100,000 decreased $7.2 million. As discussed in previous Securities and Exchange Commission filings, the goal of the Company is to replace the jumbo time deposits owned by public entities that were acquired with the GFSB Bancorp Inc. acquisition in June 2005 with a more retail deposit base structure. Pricing on these jumbo public deposits is generally established by the State of New Mexico and provides no opportunity to cross-sell any other types of bank services. In an effort to change the deposit structure, we have been offering different types of deposit products with different rates and terms to attract new customers and retain existing retail customers. The growth in money market accounts is attributed to a promotional program that offered an attractive interest rate guaranteed through August 1, 2006. While this strategy does not necessarily translate to lower cost deposits, we believe developing relationships with customers is in the best interest of the Company rather than using wholesale funding sources. We will continue to use a variety of sources to meet our funding needs in an effort to maximize our earnings opportunities and increase the value of our franchise.

        Federal Home Loan Bank of Dallas ("FHLB") borrowings decreased $5.3 million or 4.9% from $108 million at September 30, 2005 to $102.7 million at June 30, 2006. Through the use of long-term borrowings to fund long-term, fixed-rate loans, the Company is able to fix a spread to minimize the interest rate risk associated with long-term loans. Prepayment penalties are required on these loans to compensate the Company in the event the borrower wants to prepay the loan. As interest rates have increased during the last quarter, loan demand in general has slowed and the customer requests for the long-term, fixed-rate type products have also diminished.

        Stockholders' equity increased $3.3 million, or 6.7%, to $52.5 million as of June 30, 2006, compared to $49.2 million as of September 30, 2005. This increase is primarily attributable to the year-to-date earnings of the Company of $4.1 million, less the cash dividends declared of approximately $836,000 and the net increase in comprehensive loss of $247,000 associated with the net decrease in the value of the investment securities. Additional paid in capital increased approximately $269,000 due to the exercise of stock options and accounting for stock option expense.

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

        Due to the fact that the Company grew by approximately 60% in size with the acquisition of GFSB Bancorp Inc on June 1, 2005, all the results of operations are materially impacted by this change. It is important to note that the application of purchase accounting requires that the acquiring entity not recognize any of the income or expenses of the acquired entity prior to the merger date. Consequently, the following discussions regarding results of operations for the three month and nine month periods ended June 30, 2006 and 2005 will all have significant variances due to the acquisition. Both the three and nine month periods ending in June 2006 contain results "with" the acquired entity while the respective periods ended in June 2005 are "without" the acquired entity except for the month of June 2005.

        NET INCOME. Net income for the three months ended June 30, 2006 increased by approximately $419,000 from $859,000 for the three months ended June 30, 2005, to $1.3 million, or an approximate increase of 48.8%. The increase was primarily due to an increase in net interest income of $1.8 million, or approximately 43.9%. Non-interest income increased $150,000 or 29% while non-interest expenses increased $1.2 million, or 38.7% for the three-month period ending June 30, 2006 as compared to the same period in 2005. This resulted in pre-tax income increasing $763,000 or 53%, less the increase of tax expense of $344,000. Similar types of percentage increases are noted for the nine month period ending June 30, 2006 compared to the same period in 2005. Net income increased by $1.7 million to $4.1 million as compared to $2.4 million for the nine months ended in June 2005. This increase represents a 70.8% improvement over the prior period. Net interest income grew by 62%, or $6.7 million, and non-interest income increased $456,000, or 31.5% over the nine month period in 2005. Total non-interest expenses increased 54.2% or $4.5 million over the prior year. As a result of these changes, pre-tax income increased by $3 million or 76.8%, which was partially offset by the $1.2 million increase in income tax expense.

        NET INTEREST INCOME. For the three months ending June 30, 2006, net interest income before loan loss provision increased $1.8 million or 43.9% from approximately $4.1 million for the three months ending June 30, 2005, to $5.9 million for the three months ending June 30, 2006. Total interest income increased $3.3 million or 55.9% from $5.9 million for the quarter ending June 30, 2005 to $9.2 million for the quarter ending June 30, 2006. As discussed below, the increase in earning assets associated with the GFSB merger and increasing interest rates helped to push interest income to significantly higher levels. Likewise, interest expense for the three-month period ending June 30, 2006 increased $1.4 million, or 73.6%, to $3.3 million over the same period in 2005. The increase in interest expense correlates to the increase in the amount of interest bearing liabilities and the increasing interest rates paid on those liabilities.

        The nine month period ending June 30, 2006 exhibits the same types of trends discussed above regarding the most recent quarter end results. Total interest income in the nine month period ending June 30, 2006 increased $11.2 million or 72.7% over the same period ending in June 2005. The Yield and Cost Data Section that follows in this document, indicates that average interest-earning assets (for the respective nine month periods) increased from $351.1 million to $512.2 million in the period ending in June 2006. In addition to the 45.9% increase in volume of interest-earning assets, the average yield on those assets increased from 5.4% to 6.5%. Interest expense for the nine month period ending in June 2006 increased to $9.1 million from $4.6 million for the same period in 2005, an increase of 97.8%. Generally, GFSB's cost of funds was higher than the Company's cost of funds. Additionally, the Company's issuance of the Trust Preferred Securities adversely affected the cost of borrowings since these debentures have fixed costs for the first five years of approximately 5.7%. As reflected in the Yield and Cost Section, the annualized cost of interest-bearing liabilities increased from 2% for the period in 2005 to 2.8% for the same nine month period ending in June 2006. The average cost of deposits increased from 1.3% in 2005 to 2.3% in 2006. The cost of borrowed funds declined from 4.4% in 2005 to 4.2% in 2006. The significant increase in cost of deposits is attributable to the amount of deposits that are immediately repriceable (i.e., savings, money market, and NOW accounts) and the overall short life of the term deposits in comparison to the longer term borrowed funds. Most of the borrowed funds are FHLB advances. During the nine months ending in 2006, a number of long-term, high cost advances matured, thus reducing the average cost associated with the FHLB advances. As a result of the changes identified above, the net interest spread for the Company has increased from 3.4% for the nine month period ending June 30, 2005 to 3.7% for the same period in 2006. The action of the Federal Reserve Bank to increase short-term interest rates has caused more pressure on financial institutions to increase deposit rates to maintain the customer deposit base. Currently, we compete for customer funds against other financial institutions, mutual funds, brokerage firms, insurance companies and the equities markets. Management of the Company believes that deposit rates will continue to increase as consumers seek the highest available returns.

        PROVISION FOR LOAN LOSSES. The Company provisioned approximately $5,000 for the Allowance for Loan Losses during the quarter ended June 30, 2006. For the nine month period ending in June 2006, the Company has reversed $422,000 from the Allowance for Loan Losses. These reversals are attributed to the improvement of certain assets that were acquired with the GFSB merger. This action is necessitated to comply with the methodology the Company uses to estimate the level of allowance required to cover potential losses in the loan portfolio. This methodology is more fully described in the Notes to Consolidated Financial Statements set forth in the consolidated financial statements as of September 30, 2005, which were filed with the SEC on Form 10-KSB (File No. 000-51243). Under current accounting and regulatory requirements, management must consistently apply a methodology that estimates an allowance sufficient to cover probable losses based on historical experience and certain qualitative factors. The Company then must increase or decrease the allowance through a provision for loan losses that is reported in the income statement. Although the institution maintains its allowance for loan losses at a level it considers adequate to provide for probable losses as discussed earlier, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods.

        OTHER INCOME. For the three-month period ending June 30, 2006, total other income increased approximately $150,000, or 29%, as compared to the same period in 2005. The majority of this increase was attributed to additional fees and service charges. Much of this increase is related to the merger. Fees associated with the sale of mortgage loans decreased approximately $21,000 or 16.5%. The trend for the nine month period ending June 30, 2006 indicates similar results. Total other income increased $456,000 or 31.6%, to $1.9 million. Again the majority of the increase is related to fees and service charges which increased 48.5% to $974,000 in 2006, compared to $656,000 in the same period of 2005. For the nine month period, income from the sale of mortgage loans decreased $27,000 to $371,000 in 2006. This trend is consistent with declining mortgage originations on a national scale and has been occurring over the past few years. Higher interest rates and the saturation of re-financings in 2003 and 2004 have left a much smaller population of consumers seeking mortgage loans. The Company continues to seek other markets and types of products to supplement the loss of volume in this line of business. As other competitors face the same challenges of dwindling mortgage originations, the profit potential associated with each transaction is also reduced. Recently we have added mortgage lenders in our high-growth markets, such as Las Cruces and Albuquerque where record sales of homes and construction activity have continued even though other geographic areas are experiencing slowdowns in the housing and mortgage business.

        OTHER EXPENSE. Total non-interest expense increased approximately $1.3 million, or 41.9%, to $4.4 million for the quarter ending June 30, 2006 in comparison to $3.1 million for the same quarter in 2005. Similar results are reported for the nine month period ending in June 2006. Overall, non-interest expense for the nine months ended June 30, 2006 was $12.8 million, an increase of $4.5 million, or 54.2% from the same period in 2005.

        As would be expected, compensation expense increased during both the three and nine month reporting periods. For the most recent nine month period compensation expense was $7.6 million compared to $5.1 million for the nine months ending in June 2005, an increase of approximately 49%. The Company added approximately 55 full-time equivalent employees with the merger. During the current nine month period the Company has added several positions in the area of credit administration and credit analysis. These positions were necessary to effectively manage the loan portfolio and provide timely responses to customer loan requests.

        The mortgage function has been reorganized and centralized to a location in Albuquerque. Previously the function has been dispersed in various branches. On May 1, 2006 mortgage activities from the various locations were transferred to the Albuquerque location. During the past nine months we have incurred additional expenses in the training and overlap of employees performing similar functions. We anticipate a more profitable mortgage operation as these activities are centrally located.

        We have also incurred additional employee costs while we were hiring and preparing for the opening of our second location in Albuquerque. At the end of February 2006, we opened another banking facility in Albuquerque, located at 1301 Wyoming Blvd. This is a bank-owned property that houses a full-service banking operation in one half and contains the mortgage department in the other half. While we initially incur costs to add services and expand in growing markets, we believe it is in the best interest of the Company and our shareholders to maximize opportunities for our long-term success. In addition, the tight labor market for certain types of highly-skilled employees has generally forced the cost of labor up in most of the markets the Company operates in. Management is working diligently to identify, hire and retain quality employees that will allow expansion of our business.

        Generally, the other areas of non-interest expense reflect increases consistent with the size of the new entity.

        During the most recent nine month period, data processing increased $478,000 or 126.1% between the reporting periods. A significant portion of the increase is attributable simply to the volume of processing associated with the larger size of the new entity. In addition, in May 2005 the Company began the process to implement electronic check clearing, commonly referred to as Check
21. The Company completed a study in 2005 and determined that given the delays and costs in processing paper checks and getting them delivered to a Federal Reserve check processing center it was beneficial on a long-term basis to move to an imaging platform to clear checks electronically. While certain costs associated with this conversion are offset by earnings on accelerated clearings, the full economic value does involve a payback period of approximately five years. As a result, certain personnel expenses associated with check processing have declined, due to outsourcing, while other areas have increased, like data processing and to a lesser extent depreciation. Some of these expenses are offset by earnings on collected funds and reductions in courier expenses. Management believes that as the Federal Reserve moves to completely implement Check 21 nationally over the next several years, the benefits will continue to grow for the Company.

        Another anticipated increase was in the area of depreciation and amortization. During the nine month period ended June 30, 2006, depreciation and amortization expense increased $505,000 to $964,000 from $459,000 during the same period in 2005. The increase includes $315,000 of intangible amortization associated with the GFSB merger. The balance of the increase relates to depreciation of fixed assets acquired in the merger as well as the addition of the new facility in Albuquerque.

        Another category of non-interest expense that increased significantly in the comparison of the nine month period ending June 2006 to the same period in 2005 was professional fees. This expense for the nine months in 2005 was $179,000 and increased by $210,000, or 117.3% to $389,000. Most of the increase relates to the costs associated with being a public company. Our cost for legal, consulting and audit services continues to increase. In addition, professional recruiters have been used to identify qualified candidates for certain highly skilled positions that we have needed.

        In May 2006, the Company sold an available-for-sale investment in a closed-end fund that specialized in investing in low income projects. The uninvested portion of the fund was required to invest in US government or US agency securities. As a result of the mark-to-market adjustments, the fund was declining in value and had been losing value for an extended period of time. Management recommended to the Board that the fund position be liquidated at the next opportunity. The fund offered a repurchase opportunity and the Company elected to place the holdings for repurchase. The repurchase price was the net asset value as of the specified date. As a result of this action the Company recorded a pre-tax loss of approximately $59,000. This action was taken based upon consideration of the accounting requirements for investments with other-than-temporary impairments and the future outlook for this fund.

        INCOME TAX EXPENSE. During the three month and nine month periods, income taxes have increased proportionately to the increase in pre-tax income. For the nine month period ending June 30, 2006, pre-tax income increased by 76.1% and income tax expense increased 75% from the 2005 levels. The combined effective income tax rate for the Company (approximately 40%) has not changed between the periods in 2006 and 2005.

YIELD AND COST DATA

        The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Not included in interest income on loans are loan fees and other charges on loans totaling $2.0 million and $1.4 million for the nine months ended June 30, 2006 and 2005, respectively.


                                                               NINE MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------------------
                                                      2006                                    2005
                                   --------------------------------------  ------------------------------------
                                     AVERAGE                                 AVERAGE
                                   OUTSTANDING                 YIELD/RATE  OUTSTANDING                 YIELD/RATE
                                     BALANCE      INTEREST        (3)        BALANCE      INTEREST         (3)
                                   -----------    ---------     ---------  ------------   ---------    ---------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.........................     $ 415,009    $  22,007          7.1%    $ 277,302     $  12,940         6.2%
Investment securities.........        65,273        1,952          4.0%       45,674           910         2.7%
Interest-earning
   deposits,short-term                31,882        1,064          4.4%       28,094           499         2.4%
                                   -----------    ---------     ---------  ------------   ---------    ---------
   Total interest-earning
   assets.....................       512,164       25,023          6.5%      351,070        14,349         5.4%
Non-interest-earning assets...        37,297                                  24,035
                                   -----------                             -----------
   Total assets...............     $ 549,461                               $ 375,105
                                   ===========                             ===========

INTEREST-BEARING LIABILITIES:
Passbook savings..............     $  71,019    $     842          1.6%    $  85,023     $     496         0.8%
NOW/interest bearing checking.        64,176           73          0.2%       49,793            46         0.1%
Money market..................        41,560          898          2.9%        8,967            31         0.5%
Certificates of deposit.......       138,510        3,635          3.5%       87,422         1,729         2.6%
                                   -----------    ---------     ---------  ------------   ---------    ---------
   Total deposits.............       315,265        5,448          2.3%      231,205         2,302         1.3%

FHLB advances.................       105,387        3,244          4.1%       65,644         2,094         4.3%
Long-term subordinated debt           10,310          438          5.7%        4,792           206         5.7%
                                   -----------    ---------     ---------  ------------   ---------    ---------
   Total borrowings...........       115,697        3,682          4.2%       70,436         2,300         4.4%

Total interest-bearing
   liabilities................       430,962        9,130          2.8%      301,641         4,602         2.0%
Non-interest-bearing
   liabilities................        72,277                                  45,002
                                   -----------                             -----------
   Total liabilities..........       503,239                                 346,643
Stockholders' equity..........        51,203                                  36,438
                                   -----------                             -----------
   Total liabilities and
     stockholders' equity.....     $ 554,442                               $ 383,081
                                   ===========                             ===========

Net interest income...........                  $  15,893                                $   9,747
                                                  =========                               =========
Net interest rate spread (1)..                                     3.7%                                    3.4%
Net interest-earning assets...     $  81,202                               $  49,429
                                   ===========                             ===========
Net interest margin (2).......                                     4.1%                                    3.7%
Average interest-earning
   assets to interest-bearing
   liabilities................                                   118.8%                                  116.4%
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

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those related to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.




                                                           NINE MONTHS ENDED JUNE 30,
                                                                  2006 VS. 2005
                                               ----------------------------------------------------
                                                     INCREASE (DECREASE)
                                                            DUE TO
                                               ---------------------------------        TOTAL
                                                                                       INCREASE
                                                   VOLUME             RATE            (DECREASE)
                                               ---------------    --------------    ---------------
                                                                 (IN THOUSANDS)
INTEREST-EARNING ASSETS:
       Loans.................................   $      6,426       $    2,641        $    9,067
       Investment securities.................            390              652             1,042
       Interest-earning deposits.............             67              498               565
                                               ---------------    --------------    ---------------
           Total interest-earning
              assets.........................          6,883            3,791            10,674
                                               ---------------    --------------    ---------------
INTEREST-BEARING LIABILITIES:
       Passbook savings......................             82             (428)             (346)
       NOW/interest bearing checking.........            (13)             (14)              (27)
       Money market accounts.................           (113)            (754)             (867)
       Certificates of deposit...............         (1,010)            (896)           (1,906)
                                               ---------------    --------------    ---------------
           Total deposits....................         (1,054)          (2,092)           (3,146)
       FHLB advances.........................         (1,268)             118            (1,150)
       Long-term subordinated debt...........           (237)               5              (232)
                                               ---------------    --------------    ---------------
           Total borrowings..................         (1,505)             123            (1,382)
           Total interest-bearing
              liabilities....................         (2,559)          (1,969)           (4,528)
                                               ---------------    --------------    ---------------
Change in net interest income...............    $      4,324       $    1,822        $    6,146
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

        The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a portion of the Company's assets will decline in the event of an increase in interest rates. Historically, the Company's lending activity consisted primarily of one-to four-family mortgages with long terms and fixed rates. These assets are interest rate sensitive and therefore decline in value during a period of rising interest rates. Conversely, these assets can increase in value during a period of decreasing interest rates to the extent they do not prepay. As part of the Company's business strategy and asset/liability management policy, a primary focus of lending activity is the acquisition of variable rate and/or shorter term loans thereby decreasing interest rate risk and fluctuations in the value of the Company's assets. At June 30, 2006, the Company had approximately $172.3 million, or roughly 41.8% of the total loan portfolio in variable rate loans.

        Economic Value of Equity ("EVE") analysis provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The degree of change between interest rate shock levels is a measure of the volatility of value risk. The following table sets forth, as of June 30, 2006, the estimated changes in First Federal Bank's EVE in the event of the specified instantaneous changes in interest rates.

ECONOMIC VALUE OF EQUITY


              Change in
             Interest Rates                       Amount of
            (Basis Points)      Estimated EVE       Change       Percent Change
            ------------------ --------------- ---------------- ---------------
                                  (Dollars in Thousands)
            ------------------ --------------- ---------------- ---------------
                 +300           $     79,297    $     (5,376)              -6%
                 +200                 81,519          (3,154)              -4%
                 +100                 83,449          (1,224)              -1%
                  0                   84,673               -                -
                 -100                 84,803             129                -
                 -200                 84,254            (419)               -
            ------------------ --------------- ---------------- ---------------

        Certain assumptions were employed in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates varied by categories and rate environment, deposit decay rates varied by categories and rate environment and the market values of certain assets under the various interest rate scenarios. In addition, an intangible asset is created that approximates the value of the deposits at $29.5 million as of June 30, 2006. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that First Federal's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.

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

        The primary investing activities of the Company are originating loans, purchasing investment securities and holding funds in overnight investments. For the nine months ended June 30, 2006 the Company increased deposits in banks by $21.3 million. This is in contrast to the nine month period in June 2005 where outstanding loans balances increased by $22.1 million. The deposits in bank growth in 2006 were primarily funded by the maturities and principal payments on investment securities as well as increases in deposits. Loan balance increases in 2005 were funded with proceeds from maturities and payments on investment securities, and FHLB advances.

        The primary financing activities of the Company are deposits and borrowings. During the nine months ended June 30, 2006, the Company experienced a net increase in deposits of $14.4 million compared to a net increase of $4.3 million during the same period ending June 30, 2005. Certificates of deposits as of June 30, 2006, maturing within one year, totaled $80.4 million. Management expects most of the non-public deposits to remain with the Bank. The net decrease in FHLB borrowings for the nine-month period ended June 30, 2006, was $5.3 million. This was primarily related to maturities of advances and no significant demand for this type of funding source.

        The Company's most liquid assets are cash and cash equivalents, which consist of currency on hand, items in process of clearing and due from banks. These items are non-interest bearing. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2005 and June 30, 2006, cash and cash equivalents totaled $11.8 million and $16.6 million, respectively. Additionally, the Company maintains overnight funds that are interest-bearing. As of September 30, 2005 the balance was $23.9 million. At June 30, 2006 the overnight fund balance was $45.7 million. Management has allowed these funds to accumulate rather than put the funds into investment securities which have interest rate risk and yet no corresponding yield on the longer term of the investment. As of June 30, 2006, the ten-year U.S. Treasury Note was yielding approximately ten basis points more than the overnight Fed Funds rate.

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

        At September 30, 2005, the Company had outstanding unfunded loan commitments totaling $52 million and $68.3 million as of June 30, 2006. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

        First Federal Bank is required to maintain minimum levels of regulatory capital. At June 30, 2006, First Federal Bank exceeded all of the capital requirements.

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

                  None.

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

                                          FIRST FEDERAL BANC OF THE
                                          SOUTHWEST, INC.
                                          Registrant


AUGUST 11, 2006                    By:     \S\ AUBREY L. DUNN, JR.
-------------------------------            -------------------------------------
Date                                       Aubrey L. Dunn, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


AUGUST 11, 2006                    By:     \S\ GEORGE A. ROSENBAUM, JR.
-------------------------------            -------------------------------------
Date                                       George A. Rosenbaum, Jr.
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Accounting and Financial Officer)