Form 10KSB
period 2006-09-30
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2006-12-28
CIK 1060939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number: 000-51385

                    FIRST FEDERAL BANC OF THE SOUTHWEST, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              DELAWARE                                  85-0453611
    -------------------------------      ---------------------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)

300 NORTH PENNSYLVANIA AVENUE, ROSWELL, NEW MEXICO              88201
--------------------------------------------------            ----------
(Address of Principal Executive Office)                       (Zip Code)

                                 (505) 622-6201
                 -----------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
            TITLE OF CLASS                         ON WHICH REGISTERED
            --------------                         -------------------

COMMON STOCK, PAR VALUE $0.01 PER SHARE        THE NASDAQ STOCK MARKET, LLC

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES   X    NO
    -----.    -----.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] YES [X] NO

     The Registrant's revenues for the fiscal year ended September 30, 2006 were $39 million.

     As of December 15, 2006, there were 4,007,053 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 15, 2006 was $50.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Annual Report to Stockholders (Parts II and III)
2.   Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

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

     At September 30, 2006, First Federal had $547.4 million of assets and stockholders' equity of $53.8 million, or 9.8% of total assets. First Federal derives its revenues primarily from the operations of First Federal Bank in the form of distributions from First Federal Bank to First Federal.

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

MERGER AGREEMENT

     On October 10, 2006, First Federal and Washington Federal, Inc. ("Washington Federal"), the holding company for Washington Federal Savings and Loan Association, entered into an Agreement and Plan of Reorganization (the "Merger Agreement). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, First Federal will merge with and into Washington Federal, with Washington Federal being the surviving corporation of such merger. Under the terms of the Merger Agreement, stockholders of First Federal will receive $24.14 for each of their shares of First Federal common stock. The transaction has a total indicated value of approximately $99 million. Subject to regulatory and stockholder approvals, the transaction is expected to close in the first quarter of 2007.

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

MARKET AREA

     First Federal Bank offers a diverse range of financial services to businesses and individuals as an alternative to money center and super-regional banks in our market area. Our primary market for deposits is currently concentrated around Chaves, Dona Ana, Eddy, McKinley, Lincoln and San Juan Counties, New Mexico; although, in recent years, our commercial loan growth has greatly increased through our entrance into the Albuquerque, New Mexico and El Paso County, Texas markets. Chaves, Eddy, Dona Ana and Lincoln counties are located in the southern part of New Mexico. Chaves County, with Roswell being the county seat, boasts one of the largest privately held airplane runways in the United States, is the seventh largest producer of milk in the United States with 82,000 dairy cattle, and is also the home to one of the largest mozzarella cheese plants worldwide. Eddy County is well known for petroleum production and agriculture. Dona Ana County, with Las Cruces as its county seat, is the home to New Mexico State University. Las Cruces was recently ranked the number one "Metro Area to

Do Business" by the Forbes/Milken Institute and a "Top Area in the U.S. to Retire" by MONEY Magazine. Lincoln County boasts the mountain community of Ruidoso with its skiing in the winter and horse racing in the summer, and Capitan and Lincoln with the western history of Billy the Kid and Sheriff Pat Garrett. McKinley County hosts many of the wonders of Native America including several compelling land features such as Canyon De Chelly, the sacred Mt. Taylor, and Shiprock Gallup. San Juan County is located in the beautiful "Four Corners" area of the U.S and recognized worldwide for premier big game hunting and for abundant fishing and numerous outdoor activities. The economic environment in Chaves, Eddy, Dona Ana, Lincoln, McKinley, and San Juan and contiguous counties continues to be favorable and has supported increased commercial and residential activity in recent years.

     Between 2000 and 2005, the population of Chaves, Dona Ana, Bernalillo, Otero, Lincoln, and San Juan increased by approximately 0.8%, 8.5%, 8.6%, 2.0%, 8.2%, 10.9%, respectively, and McKinley, Eddy declined 3.9%, 0.4% respectively, while the population of the State of New Mexico as a whole increased by 6.0% during the same period.

     The economy of our primary market area is based on a mixture of service, agriculture, manufacturing, oil and gas production and wholesale/retail trade. Nearly all of the markets served provide numerous opportunities for employment through their diverse large and small business employers and governmental entities. As of September 2006, the unemployment rate in Chaves County was 4.5%, Eddy was 3.6%, Dona Ana was 4.3%, Lincoln County was 3.4%, McKinley County was 6.2%, Bernalillo County was 3.9%, Otero County was 4.2% and San Juan County was 4.2%. The overall rate for the State of New Mexico at 4.2% was slightly lower than the United States as a whole at 4.6%.

LENDING ACTIVITIES

     GENERAL. Although First Federal Bank originates first mortgage loans secured by one- to four-family residences, our focus has been on our commercial real estate and other loans. To a lesser extent, First Federal Bank also makes loans secured by deposit accounts. First Federal Bank retains most of the loans it originates, although it may sell longer-term one- to four-family residential loans and participations in some large commercial loans. The vast majority of First Federal Bank's loan officers have come from commercial banking backgrounds.

     ONE- TO FOUR-FAMILY REAL ESTATE LENDING. First Federal Bank offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000. This portfolio totaled $170.1 million or 40.5% of our total loan portfolio at September 30, 2006. These loans have an average original loan balance of approximately $110,000. First Federal Bank also offers both FHA and VA government loans. All government guaranteed or insured loans are sold into the secondary market.

     First Federal Bank currently offers both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." First Federal Bank generally originates both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. First Federal Bank also originates loans above conforming limits, referred to as "jumbo loans," that have been underwritten to the credit standards of Fannie Mae or Freddie Mac. During the year ended September 30, 2006, First Federal Bank only originated nine of these jumbo loans. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans, although First Federal Bank retained two of these loans in our portfolio with an original principal balance of $1.5 million originated in fiscal 2006. First Federal Bank also originates loans that do not meet the standards of Fannie Mae or Freddie Mac, but are deemed to be acceptable risks. The balance of such loans as of September 30, 2006 was $20.8 million, all of which are retained in our loan portfolio.

     First Federal Bank actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. First Federal Bank does not retain the servicing rights on the loans it sells. Historically, First Federal Bank has not retained any fixed-rate loans with a maturity over 15 years.

     First Federal Bank currently offers several ARM loan products secured by residential properties with rates that are fixed for a period ranging from 12 months to five years. After the initial term, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on either U.S. Treasury securities or the London InterBank Offered Rate (LIBOR), adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board or the Federal National Mortgage Association, respectively, and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2006, our ARM portfolio included approximately $20.8 million in loans that re-price annually after an initial fixed-rate period of one, three or five years.

     First Federal Bank requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements.

     COMMERCIAL REAL ESTATE LENDING. First Federal Bank originates real estate loans secured by first liens on commercial real estate. The commercial real estate properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, motels/hotels, industrial and warehouse properties and, to a lesser extent, more specialized properties such as mobile home parks and restaurants. First Federal Bank may, from time to time, purchase commercial real estate loan participations. First Federal Bank targets commercial real estate loans with initial principal balances between $150,000 and $2.5 million. Loans secured by commercial real estate totaled approximately $145.3 million or 34.6% of our total loan portfolio at September 30, 2006. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

     Commercial real estate loans generally carry higher interest rates and generally have shorter terms than those on one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

     CONSUMER LOANS. First Federal Bank originates a variety of consumer and other loans, including real estate loans, home equity lines of credit, automobiles, recreational vehicles and personal unsecured loans. The terms of these are fixed-rate installment loans and variable rate lines of credit. As of September 30, 2006, consumer loans totaled $31.2 million, or 7.4% of the total loan portfolio.

     At September 30, 2006, the largest group of consumer loans consisted of $22.1 million or 5.3% of our total loan portfolio, which are loans secured by first and second liens on residential properties. First Federal Bank offers fixed-rate, fixed-term and second mortgage loans, referred to as homeowner loans, and it also offers adjustable-rate home equity lines of credit.

     Other consumer loans include automobile loans. As of September 30, 2006, consumer automobile loans totaled $6.7 million or 1.6% of our total loan portfolio. Automobile loans are written with fixed rates and are fully amortizing. The rate and term are primarily determined by the credit worthiness of the borrower and the age of the automobile. The value of the automobile financed will typically not exceed 120% of the vehicle's MSRP or NADA retail. First Federal's ability to originate automobile loans is dependent in part on the availability to consumers of low cost financing from automobile manufacturers.

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

     COMMERCIAL BUSINESS LOANS. First Federal Bank makes various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital, agri-business and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to Wall Street Journal Prime. At September 30, 2006, commercial loan balances were $32.4 million or 7.7% of our total loan portfolio.

     Commercial credit decisions are based upon a credit assessment of the loan applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to perform within the terms of the loan. Personal guarantees of the principals are generally required. In addition to an evaluation of the loan applicant's financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant's credit history supplement the analysis of the applicant's creditworthiness. Checks with other banks and trade investigations also may be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any.

     CONSTRUCTION LOANS. First Federal Bank originates land acquisition, development and construction loans to builders and other borrowers in our market area. At September 30, 2006, construction loans totaled $40.5 million, or 9.7% of our total loan portfolio. Most of the growth in construction loans is being generated from the Las Cruces and Albuquerque markets. These office added several lenders that brought more builders and developers into the bank and their loans into the loan portfolio.

     Acquisition loans help finance the purchase of land intended for future development, including single-family homes, multi-family housing, and commercial income property. In some cases, First Federal Bank may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a raw land acquisition loan is 60% of the appraised value of the property. It also makes development loans to builders and developers in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the infrastructure-type cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. Most development loan agreements specify the amount of repayment from each lot sale. The maximum loan amount is generally limited to the lesser of 85% of the cost of the improvements or 75% of the appraised value. Advances are made in accordance with a schedule reflecting the cost of the improvements incurred.

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

                                                                AT SEPTEMBER 30,
                         ---------------------------------------------------------------------------------------------
                                2006               2005               2004               2003               2002
                         -----------------  -----------------  -----------------  -----------------  -----------------
                          AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                         --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                             (DOLLARS IN THOUSANDS)
Residential mortgage...  $170,135    40.5%  $189,038    45.3%  $114,615    45.1%  $106,082    41.8%  $106,418    41.9%
Commercial mortgage....   145,343    34.6%   129,133    31.0%    89,873    35.3%    88,137    34.7%    70,659    27.8%
Construction...........    40,536     9.7%    30,828     7.4%    14,502     5.7%    15,812     6.2%    16,132     6.3%
Commercial.............    32,379     7.7%    35,645     8.5%    14,282     5.6%    17,307     6.9%    25,601    10.1%
Consumer and other
   loans...............    31,243     7.4%    32,329     7.8%    21,020     8.3%    26,440    10.4%    35,448    13.9%
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Total loans............   419,636   100.0%   416,973   100.0%   254,292   100.0%   253,778   100.0%   254,258   100.0%
                                    =====              =====              =====              =====              =====
Other items:

Net, deferred loan
   origination fees....      (955)            (1,100)              (377)              (398)              (405)
Allowance for loan
   losses..............    (3,758)            (3,800)            (2,253)            (2,495)            (2,468)
                         --------           --------           --------           --------           --------
Total loans, net.......  $414,923           $412,073           $251,662           $250,885           $251,385
                         ========           ========           ========           ========           ========

     LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                  RESIDENTIAL         COMMERCIAL
                   MORTGAGE            MORTGAGE          CONSTRUCTION        COMMERCIAL          CONSUMER             TOTAL
              ------------------  ------------------  -----------------  -----------------  -----------------  ------------------
                        WEIGHTED            WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED            WEIGHTED
                         AVERAGE             AVERAGE            AVERAGE            AVERAGE            AVERAGE             AVERAGE
               AMOUNT     RATE     AMOUNT     RATE     AMOUNT    RATE     AMOUNT    RATE     AMOUNT    RATE     AMOUNT     RATE
              --------  --------  --------  --------  -------  --------  -------  --------  -------  --------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
1 year or
   less...... $    709     7.8%   $ 14,774     9.1%   $38,258     9.7%   $10,998    10.0%   $ 2,414     7.4%   $ 67,152     9.5%
Greater than
   1 to
   5 years...   22,297     5.7%     53,666     8.5%     2,278     8.7%    15,461     8.8%    11,696     7.5%    105,376     7.8%
More than
   5 years...  147,129     5.9%     76,903     8.1%        22     6.8%     5,920     8.4%    17,133     7.8%    247,108     6.8%
              --------            --------            -------            -------            -------            --------
Total........ $170,135            $145,343            $40,536            $32,379            $31,243            $419,636
              ========            ========            =======            =======            =======            ========

     The total amount of loans due after September 30, 2007 which have predetermined interest rates is $275.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $76.9 million.

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

     Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae and Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal Bank. Our policy has been to release the servicing rights for all loans sold. However, First Federal Bank does service loans for others. As of September 30, 2006, it serviced approximately $15.1 million of loans for others.

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

     LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, First Federal Bank may also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the markets. Pursuant to SFAS 91, First Federal Bank defers loan origination fees and costs, and amortizes such amounts as an adjustment to yield and fee income over the term of the loan by use of the level-yield method. The balance of the loan fees (net of costs) to defer for future years was $1.0 million at September 30, 2006.

     LOANS TO ONE BORROWER. At September 30, 2006, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $7.5 million, $5.3 million, $5.1 million, $3.2 million and $3.1 million. At that date, all of these loans were performing in accordance with their terms.

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

     LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2006, First Federal Bank had non-accrual loans of $922,000.

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

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

                                                      AT SEPTEMBER 30,
                                           --------------------------------------
                                            2006     2005    2004   2003    2002
                                           ------   ------   ----   ----   ------
                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans:
   Residential mortgage.................   $  594   $  785   $ 78   $214   $  239
   Commercial mortgage..................      241      274     --    665      188
   Construction.........................       --      232    417     47      399
   Commercial...........................       87      213     --     --       57
   Consumer and other...................       --       62     --     --       --
                                           ------   ------   ----   ----   ------
      Total non-performing loans........   $  922   $1,566   $495   $926   $  883
                                           ------   ------   ----   ----   ------
Loans greater than 90 days delinquent
   and still accruing:
   Residential mortgage.................   $   --   $   --   $ --   $ --   $   27
   Commercial mortgage..................       --       --     --     --       --
   Construction.........................       --       --     --     --       --
   Commercial...........................       --       --     --     --      150
   Consumer and other...................       --       --     --     --       --
                                           ------   ------   ----   ----   ------
      Total loans 90 days and still
         accruing.......................   $   --   $   --   $ --   $ --   $  177
                                           ------   ------   ----   ----   ------
Real estate owned:
   Residential mortgage.................   $  176   $  219   $ --   $ --   $  167
   Commercial mortgage..................       --       45     --     --       --
   Construction.........................       --       --     --     --       --
   Commercial...........................       --       --     --     --       --
   Consumer and other...................        6       --     --     --       10
                                           ------   ------   ----   ----   ------
      Total real estate owned...........   $  182   $  264   $ --   $ --   $  177
                                           ------   ------   ----   ----   ------
Total non-performing assets.............   $1,104   $1,830   $495   $926   $1,237
                                           ======   ======   ====   ====   ======
Troubled debt restructurings............   $  240   $  326   $424   $503   $  163
                                           ======   ======   ====   ====   ======
Ratios:
Non-performing loans to total loans.....      0.2%     0.4%   0.2%   0.4%     0.3%
Non-performing assets to total assets...      0.2%     0.3%   0.1%   0.3%     0.4%

     For the year ended September 30, 2006, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to approximately $88,000. Interest income actually recognized on such loans for the year totaled approximately $17,000.

     CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as "other assets especially mentioned" ("OAEM"), "substandard", "doubtful", or "loss" assets. A special mention credit is considered to be currently protected from loss but is potentially weak. No loss of principal or interest is foreseen; however, proper supervision and management attention is required to deter further deterioration in the credit. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as "watch". As of September 30, 2006, First Federal Bank had $6.4 million of assets designated as watch.

     Assets are classified into the above-mentioned categories and allocations are made based on historical loss experience. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements.

When it classifies problem assets as "loss", First Federal Bank charges off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at September 30, 2006, classified assets consisted of OAEM assets of approximately $1.3 million, substandard assets of approximately $9.0 million and approximately $110,000 in doubtful assets.

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

     The following table sets forth activity in our allowance for loan losses for the years indicated.

                                          AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------
                                         2006     2005     2004     2003     2002
                                        ------   ------   ------   ------   ------
                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of year ........   $3,800   $2,253   $2,495   $2,468   $2,263
                                        ------   ------   ------   ------   ------
Charge-offs:
   Residential mortgage .............       11       53       14       22        1
   Commercial mortgage ..............       --       --       --       38       71
   Construction .....................       --       --       --       --        7
   Commercial .......................      106       64        3       15       45
   Consumer and other ...............       37       36       45       25       42
                                        ------   ------   ------   ------   ------
      Total charge-offs .............   $  154   $  153   $   62   $  100   $  166

Recoveries:
   Residential mortgage .............        7       14       --        5        1
   Commercial mortgage ..............       --       --       12        2        4
   Construction .....................       --       --       --       --       --
   Commercial .......................       35       16        4       17       --
   Consumer and other ...............       18        3        2       12        8
                                        ------   ------   ------   ------   ------
      Total recoveries ..............   $   60   $   33   $   18   $   36   $   13

Net charge-offs .....................      (94)    (120)     (44)     (64)    (153)
Adjustment (GFSB balance transfer)...       --    1,661       --       --       --
Provision for loan losses ...........       52        6     (198)      91      358
                                        ------   ------   ------   ------   ------
Balance at end of year ..............   $3,758   $3,800   $2,253   $2,495   $2,468
                                        ======   ======   ======   ======   ======
Ratios:
Net charge-offs to average loans
   outstanding ......................       --%      --%      --%      --%    (0.1)%
Allowance for loan losses to non-
   performing loans at end of year...    407.6%   242.6%   455.1%   269.4%   279.5%
Allowance for loan losses to
   total loans at end of year .......      0.9%     0.9%     0.9%     1.0%     1.0%

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

                                                            AT SEPTEMBER 30,
                        ----------------------------------------------------------------------------------------
                                            2006                                         2005
                        -------------------------------------------  -------------------------------------------
                                                        PERCENT OF                                   PERCENT OF
                                                      LOANS IN EACH                                LOANS IN EACH
                        ALLOWANCE FOR  LOAN BALANCES   CATEGORY TO   ALLOWANCE FOR  LOAN BALANCES   CATEGORY TO
                         LOAN LOSSES    BY CATEGORY    TOTAL LOANS    LOAN LOSSES    BY CATEGORY    TOTAL LOANS
                        -------------  -------------  -------------  -------------  -------------  -------------
                                                         (DOLLARS IN THOUSANDS)
Residential mortgage..      $  300        $170,135         40.5%         $1,440        $189,038         45.3%
Commercial mortgage...       1,942         145,343         34.6%          1,220         129,133         31.0%
Construction..........       1,008          40,536          9.7%            290          30,828          7.4%
Commercial............         303          32,379          7.7%            337          35,645          8.5%
Consumer and other....         205          31,243          7.4%            513          32,329          7.8%
                            ------        --------        -----          ------        --------        -----
Total.................      $3,758        $419,636        100.0%         $3,800        $416,973        100.0%
                            ======        ========        =====          ======        ========        =====

                                      AT SEPTEMBER 30,
                        -------------------------------------------
                                            2004
                        -------------------------------------------
                                                        PERCENT OF
                                                      LOANS IN EACH
                        ALLOWANCE FOR  LOAN BALANCES   CATEGORY TO
                         LOAN LOSSES    BY CATEGORY    TOTAL LOANS
                        -------------  -------------  -------------
                                   (DOLLARS IN THOUSANDS)
Residential mortgage..      $  281        $114,615         45.1%
Commercial mortgage...       1,389          89,873         35.3%
Construction..........         103          14,502          5.7%
Commercial............         102          14,282          5.6%
Consumer and other....         378          21,020          8.3%
                            ------        --------        -----
Total.................      $2,253        $254,292        100.0%
                            ======        ========        =====

                                                            AT SEPTEMBER 30,
                        ----------------------------------------------------------------------------------------
                                            2003                                         2002
                        -------------------------------------------  -------------------------------------------
                                                        PERCENT OF                                   PERCENT OF
                                                      LOANS IN EACH                                LOANS IN EACH
                        ALLOWANCE FOR  LOAN BALANCES   CATEGORY TO   ALLOWANCE FOR  LOAN BALANCES   CATEGORY TO
                         LOAN LOSSES    BY CATEGORY    TOTAL LOANS    LOAN LOSSES    BY CATEGORY    TOTAL LOANS
                        -------------  -------------  -------------  -------------  -------------  -------------
                                                         (DOLLARS IN THOUSANDS)
Residential mortgage..      $  565        $106,082         41.8%         $  361        $106,418         41.9%
Commercial mortgage...       1,191          88,137         34.7%          1,193          70,659         27.8%
Construction..........         108          15,812          6.2%             73          16,132          6.3%
Commercial............         119          17,307          6.9%            115          25,601         10.1%
Consumer and other....         512          26,440         10.4%            726          35,448         13.9%
                            ------        --------        -----          ------        --------        -----
Total.................      $2,495        $253,778        100.0%         $2,468        $254,258        100.0%
                            ======        ========        =====          ======        ========        =====

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

     GOVERNMENT SECURITIES. At September 30, 2006, First Federal Bank held government securities available for sale with a fair value of $14.7 million, consisting primarily of agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as eligible collateral for borrowings or pledging for governmental deposits.

     MUNICIPAL BONDS. At September 30, 2006, First Federal Bank held approximately $5.0 million in municipal bonds. All the municipal securities were held in the available for sale category.

     EQUITY SECURITIES. At September 30, 2006, our equity securities available for sale had a fair value of approximately $10.5 million, and primarily consisted of a mutual fund that invests in adjustable rate mortgages. At September 30, 2006, First Federal Bank also held approximately $5.1 million (at cost), of Federal Home Loan Bank of Dallas common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program.

     MORTGAGE-BACKED SECURITIES. First Federal Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. It invests primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. At September 30, 2006, our mortgage-backed securities portfolio totaled approximately $16.8 million, consisting of $16.8 million classified as available for sale at fair value and $7,000 held to maturity at amortized cost.

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

     INVESTMENT SECURITIES PORTFOLIO. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                          AT SEPTEMBER 30,
                                   ----------------------------------------------------------------------------------------------
                                                2006                            2005                            2004
                                   ------------------------------  ------------------------------  ------------------------------
                                   AMORTIZED    FAIR   DIFFERENCE  AMORTIZED    FAIR   DIFFERENCE  AMORTIZED    FAIR   DIFFERENCE
                                      COST     VALUE    IN VALUE      COST     VALUE    IN VALUE      COST     VALUE    IN VALUE
                                   ---------  -------  ----------  ---------  -------  ----------  ---------  -------  ----------
                                                                           (IN THOUSANDS)
DEBT SECURITIES:
   U.S. Government and agency
      obligations ...............   $14,985   $14,739    $(246)     $25,186   $24,868    $(318)     $37,457   $37,359     $(98)
   State agency and municipal
      obligations ...............     4,958     4,964        6        6,027     6,065       38        1,695     1,703        8
                                    -------   -------    -----      -------   -------    -----      -------   -------     ----
   Corporate bonds and other
      obligations ...............        --        --       --           --        --       --           --        --       --
                                    -------   -------    -----      -------   -------    -----      -------   -------     ----
   Asset-backed securities:
      Pass-through securities:
         Fannie Mae .............    10,773    10,632     (141)      14,488    14,381     (107)         988     1,030       42
         Freddie Mac ............     2,763     2,737      (26)       4,105     4,087      (18)         981     1,023       42
         Ginnie Mae .............     2,344     2,339       (5)       3,371     3,367       (4)          --        --       --
         Sallie Mae .............       463       462       (1)         787       786       (1)          --        --       --
         CMOs ...................     1,127     1,108      (19)       1,960     1,958       (2)          --        --       --
                                    -------   -------    -----      -------   -------    -----      -------   -------     ----
   Total debt securities ........    37,413    36,981     (432)      55,924    55,512     (412)      41,121    41,115       (6)
                                    -------   -------    -----      -------   -------    -----      -------   -------     ----
MARKETABLE EQUITY SECURITIES:
   Common stock .................        10        10       --        1,006       896     (110)          10        10       --
   Preferred stock ..............        --        --       --           --        --       --           --        --       --
   Mutual funds .................    10,569    10,488      (81)      10,726    10,623     (103)         600       571      (29)
                                    -------   -------    -----      -------   -------    -----      -------   -------     ----
   Total equity securities ......    10,579    10,498      (81)      11,732    11,519     (213)         610       581      (29)
                                    -------   -------    -----      -------   -------    -----      -------   -------     ----
   Total investment securities ..   $47,992   $47,479    $(513)     $67,656   $67,031    $(625)     $41,731   $41,696     $(35)
                                    =======   =======    =====      =======   =======    =====      =======   =======     ====

     At September 30, 2006, the available-for-sale federal agency securities, at fair value, totaled $14.7 million, or 2.7% of total assets. Of the portfolio, based on amortized cost, approximately $6.5 million had maturities of one year or less and a weighted average yield of 3.3%, and approximately $8.5 million had maturities of between one and five years and a weighted average yield of 3.8%. The agency securities portfolio includes both non-callable and callable debentures. The agency callable debentures contain various call terms from continuously callable after 30 days, to quarterly callable with no call for the first six months.

     At September 30, 2006, our available-for-sale mortgage-backed securities and asset-backed securities, approximately $17.2 million, at fair value, consisted of pass-through securities, which totaled 3.1% of total assets.

     At September 30, 2006, our held to maturity mortgage-backed securities portfolio totaled approximately $7,000 at amortized cost, with a weighted average yield of 8.2%.

     PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio and the asset-backed securities at September 30, 2006 are summarized in the following table. Maturities are based on the earliest callable date for debentures and final contractual payment dates for mortgage-backed securities, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                      MORE THAN ONE YEAR  MORE THAN FIVE YEARS
                                  ONE YEAR OR LESS    THROUGH FIVE YEARS    THROUGH TEN YEARS
                                -------------------  -------------------  --------------------
                                           WEIGHTED             WEIGHTED              WEIGHTED
                                AMORTIZED   AVERAGE  AMORTIZED   AVERAGE  AMORTIZED    AVERAGE
                                   COST      YIELD      COST      YIELD      COST       YIELD
                                ---------  --------  ---------  --------  ---------  ---------
DEBT SECURITIES:
   U.S. Government and
      agency securities.......   $ 6,495      3.3%     $8,490      3.8%     $   --        --
   State agency and
      municipal obligations...       328      3.2%        104      3.1%        679       8.4%
                                 -------      ---      ------      ---      ------       ---
   Corporate bonds and other
      obligations.............        --       --          --       --          --        --
                                 -------      ---      ------      ---      ------       ---
   Asset-backed
   securities:
      Pass-through
      securities:
         Fannie Mae...........        --       --         237      5.8%      1,670       5.4%
         Freddie Mac..........        32      5.8%        312      5.9%         --        --
         Ginnie Mae...........        --       --          --       --          --        --
         Sallie Mae...........        --       --          --       --         463       5.6%
         CMOs.................        --       --          --       --         210       4.6%
                                 -------      ---      ------      ---      ------       ---
   Total debt securities......     6,855      3.4%      9,143      3.9%      3,022       6.0%
                                 -------      ---      ------      ---      ------       ---
MARKETABLE EQUITY SECURITIES:
   Common stock...............        10                   --                   --
   Preferred stock............        --                   --                   --
   Mutual funds...............    10,569                   --                   --
                                 -------               ------               ------
   Total equity securities....    10,579                   --                   --
                                 -------               ------               ------
   Total investment
      securities..............   $17,434               $9,143               $3,022
                                 =======               ======               ======

                                MORE THAN TEN YEARS        TOTAL SECURITIES
                                -------------------  ----------------------------
                                           WEIGHTED                      WEIGHTED
                                AMORTIZED   AVERAGE  AMORTIZED    FAIR    AVERAGE
                                   COST      YIELD      COST     VALUE     YIELD
                                ---------  --------  ---------  -------  --------
DEBT SECURITIES:
   U.S. Government and
      agency securities.......   $    --       --     $14,985   $14,739     3.6%
   State agency and
      municipal obligations...     3,847      4.1%      4,958     4,964     4.6%
                                 -------      ---     -------   -------     ---
   Corporate bonds and other
      obligations.............        --       --          --        --      --
                                 -------      ---     -------   -------     ---
   Asset-backed
   securities:
      Pass-through
      securities:
         Fannie Mae...........     8,866      5.2%     10,773    10,632     5.2%
         Freddie Mac..........     2,419      4.6%      2,763     2,737     4.8%
         Ginnie Mae...........     2,344      4.6%      2,344     2,339     4.6%
         Sallie Mae...........        --       --         463       462     5.6%
         CMOs.................       917      4.1%      1,127     1,108     4.2%
                                 -------      ---     -------   -------     ---
   Total debt securities......    18,393      4.8%     37,413    36,981     4.4%
                                 -------      ---     -------   -------     ---
MARKETABLE EQUITY SECURITIES:
   Common stock...............        --                   10        10
   Preferred stock............        --                   --        --
   Mutual funds...............        --               10,569    10,488
                                 -------              -------   -------
   Total equity securities....        --               10,579    10,498
                                 -------              -------   -------
   Total investment
      securities..............   $18,393              $47,992   $47,479
                                 =======              =======   =======

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

     At September 30, 2006, our deposits totaled $377.4 million. NOW and interest-bearing deposits totaled $60.1 million, and non-interest-bearing demand deposits and cashiers' checks outstanding totaled $64.8 million. Savings and money market deposits totaled $124.6 million at September 30, 2006. Also at that date, First Federal Bank had a total of $127.8 million in certificates of deposit, of which $71.3 million had maturities of one year or less.

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

     The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                     AT SEPTEMBER 30,
                                  -------------------------------------------------------------------------------------
                                              2006                         2005                         2004
                                  ---------------------------  ---------------------------  ---------------------------
                                                     WEIGHTED                     WEIGHTED                     WEIGHTED
                                   AVERAGE            AVERAGE   AVERAGE            AVERAGE   AVERAGE            AVERAGE
                                   BALANCE  PERCENT    RATE     BALANCE  PERCENT    RATE     BALANCE  PERCENT    RATE
                                  --------  -------  --------  --------  -------  --------  --------  -------  --------
DEPOSIT TYPE:
Demand deposits.................  $ 62,621    16.5%     0.0%   $ 47,330    15.7%     0.0%   $ 34,189    12.9%     0.0%
NOW/Interest bearing checking...    63,873    16.8%     0.2%     53,144    17.7%     0.1%     45,787    17.2%     0.1%
Money market deposits...........    47,360    12.5%     3.1%     12,936     4.3%     0.7%      8,166     3.1%     0.3%
Regular savings.................    69,336    18.3%     1.7%     85,284    28.3%     0.8%     95,889    36.1%     0.7%
                                  --------   -----      ---    --------   -----      ---    --------   -----      ---
   Total transaction
      accounts..................  $243,190    64.1%     1.1%   $198,694    66.0%     0.4%   $184,031    69.3%     0.4%

   Certificates of deposit......   136,126    35.9%     3.6%    102,286    34.0%     2.8%     81,521    30.7%     2.7%
                                  --------   -----      ---    --------   -----      ---    --------   -----      ---
   Total deposits...............  $379,316   100.0%     2.0%   $300,980   100.0%     1.2%   $265,552   100.0%     1.1%
                                  ========   =====      ===    ========   =====      ===    ========   =====      ===

     As of September 30, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $45.3 million. The following table sets forth the maturity of those certificates as of September 30, 2006.

                                                       AT
                                               SEPTEMBER 30, 2006
                                               ------------------
                                                 (IN THOUSANDS)
     Three months or less...................         $11,054
     Over three months through six months...           5,549
     Over six months through one year.......           5,285
     Over one year to three years...........           7,499
     Over three years.......................           4,099
                                                     -------
     Total..................................         $33,486
                                                     =======

     BORROWINGS. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas. At September 30, 2006, First Federal Bank had access to additional Federal Home Loan Bank advances of up to $122.5 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

                                                          AT OR FOR THE YEARS ENDED
                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                          2006       2005       2004
                                                        --------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
     Balance at end of year..........................   $101,136   $107,991   $57,329
     Average balance during year.....................   $104,570   $ 76,121   $59,757
     Maximum outstanding at any month end............   $110,155   $107,991   $64,893
     Weighted average interest rate at end of year...        4.5%       4.3%      4.3%
     Average interest rate during year...............        4.4%       4.1%      4.6%

ACTIVITIES OF SUBSIDIARIES AND AFFILIATED ENTITIES

     First New Mexico Service Corp. is a wholly owned subsidiary of First Federal Bank. It was established in 1993 for the purpose of holding an investment in real estate. It no longer holds that real estate and currently has no activity. At September 30, 2006, First Federal's investment in this subsidiary was $0.

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

EMPLOYEES

     At September 30, 2006, First Federal had 164 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2006, First Federal Bank had no net operating loss carryforwards for federal income tax purposes.

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

                           SUPERVISION AND REGULATION

GENERAL

     As a federally chartered savings bank, First Federal Bank is regulated and supervised by the Office of Thrift Supervision and, to a lesser extent, the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. First Federal Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System. First Federal Bank is also subject to regulations issued by the Board of Governors of the Federal Reserve System with regard to reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines First Federal Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. First Federal Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of First Federal Bank's loan documents.

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

     At September 30, 2006, First Federal Bank's capital exceeded all applicable requirements.

     LOANS TO ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2006, First Federal Bank was in compliance with the loans-to-one-borrower limitations.

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

     A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At September 30, 2006, First Federal Bank maintained approximately 84.3% of its portfolio assets in qualified thrift investments, and, as of that date, satisfied the QTL test.

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

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Federal Bank received an "Outstanding" Community Reinvestment Act rating in its most recent federal examination.

     TRANSACTIONS WITH RELATED PARTIES. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. First Federal and its non-savings institution subsidiaries will be affiliates of First Federal Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

     First Federal Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by First Federal Bank's Board of Directors.

     ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

     At September 30, 2006, First Federal Bank met the criteria for being considered "well capitalized."

     INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in First Federal Bank are insured by the Savings Association Insurance Fund and, to a limited extent, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor or up to $250,000 for self-directed retirement accounts, such as Individual Retirement Accounts. First Federal Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0125% of insured deposits to fund interest payments on bonds maturing in 2017 that were issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

     On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the Deposit Insurance Fund during 2007 at 1.25% of estimated insured deposits.

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

     FEDERAL HOME LOAN BANK SYSTEM. First Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Dallas, First Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2006, First Federal Bank was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

     Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2006, First Federal Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

SARBANES-OXLEY ACT OF 2002

     The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Under Section 302(a) of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of First Federal are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. First Federal is subject to additional reporting and audit requirements beginning with the fiscal year ending September 30, 2008 under the Sarbanes-Oxley Act. First Federal has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table provides certain information with respect to our 15 banking offices as of September 30, 2006:

CORPORATE OFFICE:

     300 N. Pennsylvania Ave.
     (Includes a detached drive-up facility)
     Roswell, NM 88201
     (505) 622-6201

BRANCH OFFICES:

     1810 S. Main St.        1800 S. Telshor (Includes a
     Roswell, NM 88203       detached drive-up facility)
     (505) 622-6201          Las Cruces, NM 88011
                             (505) 522-2664

     3201 N. Main St.        301 W. Amador
     Roswell, NM 88201       Las Cruces, NM 88005
     (505) 622-6201          (505) 522-2664

     398 Sudderth            7015 N. Mesa
     Ruidoso, NM 88345       El Paso, TX 79912
     (505) 257-4006          (915) 587-6599

     100 Smokey Bear         2290 Trawood Dr.
     Capitan, NM 88316       El Paso, TX 79935
     (505) 354-5030          (915) 594-0681

     604 N. 26th Street      4301 The 25 Way, NE
     Artesia, NM 88210       Albuquerque, NM 87109
     (505) 627-5691          (505) 341-3240

     300 E. 1st St.          1301 Wyoming Blvd.
     Alamogordo, NM 88310    Albuquerque, NM 87112
     (505) 439-0011          (505) 237-0052

     1501 San Juan Blvd.     221 West Aztec Avenue
     Farmington, NM 87401    Gallup, NM 87301
     (505) 327-6100          (505) 722-4361

     The net book value of our premises, land and equipment was approximately $13.6 million at September 30, 2006.

     For information regarding the Company's investment in mortgages and mortgage-related securities, see "Item 1. Business" herein.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
------------------------------------------------------------------------
         BUSINESS ISSUER PURCHASES OF SECURITIES
         ---------------------------------------

     (a)  Not applicable.

     (b)  Not Applicable.

     (c) First Federal did not repurchase any shares of its common stock during the relevant period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Federal's 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The consolidated financial statements included in First Federal's 2006 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

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

     Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that First Federal files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     There has been no change in First Federal's internal control over financial reporting during First Federal's fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, First Federal's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

     First Federal has adopted a Code of Ethics that applies to First Federal's principal executive officer, and principal financial officer. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

     Information concerning Directors and executive officers of First Federal is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors," or will be filed by amendment to this annual report.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal I -- Election of Directors," or will be filed by amendment to this annual report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors," or will be filed my amendment to this annual report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons," or will be filed by amendment to this annual report.

ITEM 13. EXHIBITS
-----------------

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

     10.7  Form of Change in Control Agreement with Ginger R. Palmer*

     10.8  First Federal Bank 1995 Stock Option Plan**

     10.9 First Federal Banc of the Southwest, Inc. 2002 Stock Option and Incentive Plan**

     10.10 Employment Agreement with George A. Rosenbaum, Jr.***

     10.11 Employment Agreement of Aubrey L. Dunn, Jr.****

     10.12 First Amendment to the Employment Agreement of Aubrey L. Dunn,
           Jr.*****

     10.13 First Federal Banc of the Southwest, Inc. 2006 Retention Pay
           Plan*****

     10.14 First Federal Banc of the Southwest, Inc. Severance Plan*****

     13    Portions of Annual Report to Stockholders

     14    Code of Ethics******

     21    Subsidiaries of Registrant*

     23    Consent of Independent Resistered Public Accounting Firm

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form S-4 of First Federal (file no. 333-120729), originally filed with the Securities and Exchange Commission on November 24, 2004.

** Incorporated by reference to the Registration Statement on Form S-8 of First Federal (file no. 333-128308), originally filed with the Securities and Exchange Commission on September 14, 2005.

*** Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (file no. 000-51243), filed with the Securities and Exchange Commission on August 15, 2005.

**** Incorporated by reference to the Current Report on Form 8-K for the event of May 18, 2006 (file no. 000-51243), filed with the Securities and Exchange Commission on May 19, 2006.

***** Incorporated by reference to the Current Report on Form 8-K for the event of October 10, 2006 (file no. 000-51243), filed with the Securities and Exchange Commission on October 16, 2006.

****** Incorporated by reference to the Annual Report on Form 10-KSB for the year ended September 30, 2005 (File No. 000-51243), filed with the Securities and Exchange Commission on January 13, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement; specifically the section captioned "Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm," or will be filed by amendment to this annual report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST FEDERAL BANC OF THE SOUTHWEST, INC.


Date: December 26, 2006                By: \s\ Aubrey L. Dunn, Jr.
                                           -------------------------------------
                                           Aubrey L. Dunn, Jr.
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                        Title                      DATE
         ----------                        -----                      ----


\s\ Aubrey L. Dunn, Jr.        President, Chief Executive      December 26, 2006
----------------------------   Officer and Director
Aubrey L. Dunn, Jr.            (Principal Executive Officer)


\s\ George A. Rosenbaum, Jr.   Executive Vice President and    December 26, 2006
----------------------------   Chief Financial Officer
George A. Rosenbaum, Jr.       (Principal Financial and
                               Accounting Officer)


\s\ Edward K. David            Chairman of the Board           December 26, 2006
----------------------------
Edward K. David


\s\ Marc Reischman             Vice Chairman of the Board      December 26, 2006
----------------------------
Marc Reischman


\s\ Kay R. McMillan            Director                        December 26, 2006
----------------------------
Kay R. McMillan


                               Director
----------------------------
Michael A. McMillan


\s\ Arturo Jurado              Director                        December 26, 2006
----------------------------
Arturo Jurado

\s\ Russell P. Weems           Director                        December 26, 2006
----------------------------
Russell P. Weems


\s\ Larry L. Sheffield         Director                        December 26, 2006
----------------------------
Larry L. Sheffield


\s\ James E. Paul, Jr.         Director                        December 26, 2006
----------------------------
James E. Paul, Jr.


                               Director
----------------------------
Catherine Gutierrez


                               Director
----------------------------
Michael P. Mataya


                               Director
----------------------------
Richard C. Kauzlaric