Form 10KSB/A
period 2006-09-30
FIRST FEDERAL BANC OF THE SOUTHWEST INC
filed 2007-01-29
CIK 1060939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the Fiscal Year Ended September 30, 2006
                                       OR
 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              For the transition period from      to
                                            ------  -----

                        Commission File Number: 000-51385

                    First Federal Banc of the Southwest, Inc.
                    -----------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                       85-0453611
-------------------------------------------------        ----------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
              or Organization)                            Identification Number)


300 North Pennsylvania Avenue, Roswell, New Mexico                    88201
--------------------------------------------------               --------------
    (Address of Principal Executive Office)                        (Zip Code)

                               (505) 622-6201
                               --------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
          Title of Class                             On Which Registered
          --------------                            ---------------------
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

YES  X   .  NO      .
   ------     ------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                    PART III

ITEM 9.      Directors, Executive Officers, Promoters and Control Persons;
--------------------------------------------------------------------------------
             Compliance with Section 16(a) of the Exchange Act
             -------------------------------------------------------------------

     First Federal has adopted a Code of Ethics that applies to First Federal's principal executive officer, and principal financial officer. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

     The table below sets forth certain information as of January 22, 2007 regarding the composition of the Company's Board of Directors, including the terms of office of Board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected.

                                                     Amount of Shares                   Percent of Shares
     Name and Address of                             Owned and Nature                     of Common Stock
      Beneficial Owner                            of Beneficial Ownership                Outstanding (1)
 -----------------------------------------      ----------------------------            ------------------

   Edward K. David                                       310,752(2)                           7.7%
   Aubrey L. Dunn, Jr.                                   121,976(3)                            3.0
   Kay R. McMillan (4)                                   944,296(5)                           23.5
   Michael P. Mataya                                      20,435(6)                              *
   James E. Paul, Jr.                                     16,600(7)                              *
   Russell P. Weems                                       27,960                                 *
   Richard C. Kauzlaric                                  113,881(8)                            2.8
   Marc Reischman                                        219,984(9)                            5.5
   Michael A. McMillan(4)                                42,968(10)                            1.1
   Arturo Jurado                                         79,660(11)                            2.0
   Catherine Gutierrez                                    3,122(12)                              *
   George A. Rosenbaum, Jr.                              14,800(13)                              *
   All directors  and  executive  officers            1,916,434(14)                          46.7%
   as a group (12 persons)

-----------------------------
(1) Calculated as a percentage of common shares outstanding plus stock options that are exercisable within 60 days of January 22, 2007.
(2)  Includes  75,240 shares of  common stock owned indirectly through a pension plan of which Mr. David is a trustee and 11,400 options that can be exercised within 60 days of the Record Date.
(3) Includes 9,400 shares of common stock owned through an individual retirement account and 10,256 options that can be exercised within 60 days of the Record Date.
(4) Kay R. McMillan and Michael A. McMillan are related to one another as mother and son, respectively.
(5) Includes 48,072 shares of common stock owned by a pension plan, of which Mrs. McMillan is a trustee, and 6,200 options that can be exercised within 60 days of the Record Date.
(6) Includes 757 shares held by an individual retirement account, 14,974 shares held in trust and 3,000 options that can be exercised within 60 days of the Record Date.
(7) Includes 11,000 options that can be exercised within 60 days of the Record Date.
(8) Includes 110,881 shares of common stock held in trust and 3,000 options that can be exercised within 60 days of the Record Date.
(9) Includes 164,296 shares of common stock held by a corporation and 9,000 shares of common stock owned through an individual retirement account and 2,000 options that can be exercised within 60 days of the Record Date.
(10) Includes 9,000 options that can be exercised within 60 days of the Record Date.
(11) Includes 32,000 shares owned by a corporation and 6,200 options that can be exercised within 60 days of the Record Date.
(12) Includes 3,000 options that can be exercised within 60 days of the Record Date.
(13) Includes 14,800 options that can be exercised within 60 days of the Record Date.
(14) Includes 79,856 options that can be exercised within 60 days of the Record Date.

     The principal occupation during the past five years of each director, nominee for director and executive officer of the Company is set forth below. All such persons have held their present positions for five years unless otherwise stated.

     Edward K. David has served as a Director of the Bank since 1981 and as a Director of the Company since its formation in 1998. He became Chairman of the Board of Directors in 2003. Mr. David is the President of David Petroleum Corporation, an oil and gas exploration company.

     Marc Reischman has served as a Director of the Bank since 1998 and as a Director of the Company since its formation in 1998. He became Vice Chairman of the Board of Directors in 2003. Mr. Reischman is Chief Executive Officer of Holsum Inc., a New Mexico company.

     Aubrey L. Dunn, Jr. has served as President, Chief Executive Officer and a Director of the Bank since 1996 and as the President, Chief Executive Officer and a Director of the Company since its formation in 1998.

     Kay R. McMillan first served as an Advisory Director of the Company and the Bank in 2003. In 2004, she became a full Director of the Company and the Bank. Ms. McMillan is the largest stockholder in the Company and is the Chairman of the Board of Permian Exploration Corporation, an oil and gas company. For over 30 years, Ms. McMillan has been a private investor in numerous businesses. Ms. McMillan is the mother of Michael A. McMillan.

     Michael A. McMillan first served as an Advisory Director of the Company and the Bank in 2002. In 2003, he became a full Director of the Company and the Bank. From 1992 through 2005, Mr. McMillan was employed by Permian Exploration Corporation, an oil and gas company. Since 2005, Mr. McMillan has served as the managing partner for Mike McMillan LLC. Mr. McMillan is the son of Kay R. McMillan.

     Arturo Jurado has served as a Director of the Bank since 1994 and as a Director of the Company since its formation in 1998. Mr. Jurado is the President of Jurado Farms.

     Russell P. Weems has served as a Director of the Bank since 1991 and as a Director of the Company since its formation in 1998. He is a self-employed architect.

     James E. Paul, Jr. has served as a Director of the Company and the Bank since 2000. Since 1991, he has been the President of the Jim Paul Company and JP&A Concerts.

     Catherine Gutierrez has been associated with the certified public accounting firm now named Tooley & Gutierrez CPA's since 1996. Ms. Gutierrez is a certified public accountant and currently is a principal of Tooley & Gutierrez CPA's as well as a fifty percent stockholder. Ms. Gutierrez joined the Board of Directors in July 2005 and serves as the Chairperson of the Company's Audit Committee.

     Michael P. Mataya is the President and Chief Executive Officer of Indian Capital Distributing Co., a wholesale gasoline marketer. Mr. Mataya is Director of the New Mexico Petroleum Marketers Association, Director of the New Mexico Baptist Children's Home and is a former member of the Board of Directors for Los Angeles Crippled Children's Hospital. Mr. Mataya became a director of the Company upon the completion of the merger GFSB Bancorp, Inc. with and into the Company on May 31, 2005.

     Richard C. Kauzlaric is President of Four Corners Title Company, President of Western New Mexico Gallup Foundation, past Regent of Western New Mexico University and past President of New Mexico Amigos. Mr. Kauzlaric has been instrumental in the redevelopment of downtown Gallup. Mr. Kauzlaric was the President of GFSB Bancorp, Inc. and became a director of the Company upon the completion of the merger GFSB Bancorp, Inc. with and into the Company on May 31, 2005.

     Executive Officer of the Company who is not a Director

     George A. Rosenbaum, Jr. has been employed by the Company and the Bank since 2003. From 2002 to 2003, he served as the Chief Financial Officer of Illini Bancorp, Inc., a publicly traded bank holding company. From 2000 to 2002, Mr. Rosenbaum was a Senior Manager with McGladrey & Pullen LLP. Mr. Rosenbaum is a certified public accountant with over 25 years of experience in the financial services industry.

Ownership Reports by Officers and Directors

     The officers and directors of the Company and beneficial owners of greater than 10% of the Company's common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-KSB of the failure of an officer, director or 10% beneficial owner of the Company's common stock to file a these reports on a timely basis. Based on our review of ownership reports, President and Chief Executive Officer Aubrey L. Dunn, Jr. filed one late Form 4 to report the exercise of stock options and Director Kay R. McMillan filed one late Form 4 to report the exercise of stock options. Based on the Company's review of such ownership reports, the Company believes that no other officer or director of the Company failed to timely file such ownership reports for the fiscal year ended September 30, 2006.

Board Independence

     The Board of Directors has determined that, except for Mr. Dunn, each member of the Board is an "independent director" within the meaning of the NASDAQ corporate governance listing standards. Mr. Dunn is not considered independent because he is an executive officer of the Company.

Audit Committee

     The Audit Committee consists of Director Gutierrez, who serves as Chairman, Director Weems, Director Jurado and Director Reischman. Each member of the Audit Committee is considered "independent" as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3. The Board of Directors has determined that Director Gutierrez qualifies as an "audit committee financial expert" as that term is defined by the rules and regulations of the SEC.

ITEM 10.          Executive Compensation
----------------------------------------

Directors' Compensation

     Directors of the Company do not receive a fee for serving on the Board of Directors of the Company. The Chairman of the Board and Chairman of the Audit Committee receive a fee of $1,700 per regular Bank board meeting. All other Directors of the Bank receive a fee of $1,200 per Bank board meeting. The Chairman of the Nominating Committee receives $500 per Nominating Committee meeting attended, and all other committee members receive a fee of $250 per committee meeting attended. Additionally, the Bank pays any gross receipts tax due on directors' fees.

Executive Compensation

     Summary Compensation Table. The following table sets forth for the three years ended September 30, 2006, certain information as to the total remuneration paid by the Company to its Chief Executive Officer and the Bank's other executive officer who received total annual compensation in excess of $100,000 (together, "Named Executive Officers").

                                                                               Long Term Compensation
                                                          -----------------------------------------------------------------
                                 Annual Compensation                 Awards                           Payouts
                           -----------------------------  -----------------------------  ----------------------------------
                                                                             Restricted   Options/
Name and Principal         Fiscal                          Other Annual       Stock        SARS      LTIP      All Other
Position                    Year     Salary      Bonus    Compensation(1)      Awards       (#)    Payouts  Compensation(2)
-------------------------- -------  ---------  ---------  ---------------   -----------  --------  -------  ---------------

Aubrey   L.   Dunn ,  Jr.,  2006    $ 238,403  $  24,431  $     --            $   --         --     $   --   $   9,000
President, Chief Executive  2005      227,308     60,000        --                --         --         --       9,000
Officer    and    Director  2004      217,308         --        --                --         --         --       9,000

George   A.    Rosenbaum,   2006    $ 159,708  $  20,552  $     --            $   --        6,000   $   --   $   8,574
Jr.,    Executive    Vice   2005      130,085     50,000        --                --         --         --       8,180
President    and    Chief   2004      116,711         --        --                --        8,800       --       5,630
Financial Officer
---------------------------

(1) The Bank provides certain members of senior management with certain other personal benefits, the aggregate value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer. The value of such personal benefits is not included in this table.
(2)  Includes employer contributions to a 401(k) plan.

Employment Agreements

     The Company has entered into employment agreements with Aubrey L. Dunn, Jr., President and Chief Executive Officer and George A. Rosenbaum, Jr., Executive Vice President and Chief Financial Officer. Mr. Dunn's employment agreement was amended effective October 10, 2006, to provide a gross-up for taxes under Section 280G of the Internal Revenue Code, and to increase Mr. Dunn's post-employment medical, dental and life insurance coverage from 20 months to 36 months. Washington Federal, Inc. (who has agreed to acquire the Company and the Bank) has agreed to honor the employment agreements with each executive. Neither Messrs. Dunn nor Rosenbaum will be employed by Washington Federal following the transaction.

     In accordance with the terms of the employment agreements, in connection with the merger with Washington Federal, the Company will pay $947,000 to Aubrey
L. Dunn, Jr. (which amount includes a gross-up payment for taxes of $447,000), and $944,000 to George A. Rosenbaum Jr. (which amount includes a gross-up payment for taxes of $287,000), subject to applicable withholding and excise taxes, in complete settlement and satisfaction of each executive's rights under his employment agreement. In addition, each of Messrs. Dunn and Rosenbaum will receive continued health care coverage substantially identical to the coverage provided to each executive prior to the acquisition for a period of thirty-six months following their termination of employment. The value of Mr. Dunn's additional 16 months of post-employment medical, dental and life insurance coverage is approximately $11,000.

Non-Compete and Non-Solicitation Agreement

     In connection with the execution of the merger agreement with Washington Federal, Mr. Dunn also entered into a non-compete and non-solicitation agreement with Washington Federal pursuant to which Mr. Dunn has agreed not to compete with Washington Federal for a period of six months commencing at the effective time of the acquisition in any city, town or county in which the Company has an office. Mr. Dunn has also agreed that commencing at the effective time of the acquisition and for a period of two consecutive years thereafter, he will not hire, attempt to hire, contact or solicit with regard to hiring any individual who immediately prior to the effective time of the acquisition (i) was a current employee of the Company or any affiliate, or (ii) became an employee of Washington Federal in connection with the acquisition, or otherwise induce or knowingly encourage any person to leave the employ of Washington Federal. In consideration for Mr. Dunn's entering into the non-compete and non-solicitation agreement, the Company will pay Mr. Dunn immediately prior to the effective time of the acquisition $650,000, less applicable withholding taxes.

Benefit Plans

     Stock Option Plans. The Company's stock benefit plans are the 1995 Stock Option Plan and the First Federal Banc of the Southwest, Inc. 2002 Stock Option and Incentive Plan.

     The following table sets forth information with respect to grants of stock options to the Named Executive Officers during 2006.

                                                 OPTION GRANTS IN 2006 FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                                                          Individual Grants
---------------------------------------------------------------------------------------------------------------------
                                               Percent of Total
                                                Options Granted    Exercise
                                                to Employees in     or Base    Expiration
        Name                Options Granted      Fiscal 2006       Price (1)     Date        Grant Date Present Value
------------------------    ---------------    ----------------    --------    ----------    ------------------------
George A. Rosenbaum, Jr.         6,000               8.6%           $15.05     10/19/2010           $26,900(2)

-------------------------------
(1) The exercise price of the options is equal to the fair market value of the underlying shares on the date of the award.
(2) Based on a grant date present value of $4.49 per share derived using the Black-Scholes option pricing model with the following assumptions: volatility of 34.0%; risk-free rate of return of 4.32%; dividend yield of 1.9%; and a four-year option life.

     Set forth below is certain information concerning options outstanding to the Named Executive Officers at September 30, 2006, and the options exercised by the Named Executive Officers during 2006.

                                 AGGREGATE OPTION EXERCISES IN 2006 FISCAL YEAR AND
                                           FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                 Number of Unexercised        Value of Unexercised
                                                                      Options at             In-The-Money Options at
                                                                       Year-End                    Year-End (1)
                                                              --------------------------    --------------------------
                                                   Value
                               Shares Acquired    Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
        Name                   Upon Exercise        ($)                  (#)                           ($)
---------------------------    ---------------    --------    --------------------------    --------------------------

Aubrey L. Dunn, Jr.                 --              --             10,256 / 69,744               60,000 / 408,000

George A. Rosenbaum, Jr.            --              --             14,800 / --                   49,600 / --

------------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on September 30, 2006, at which date the last trade price of the common stock as quoted on the Nasdaq Capital Market was $15.60.

     Set forth below is certain information as of September 30, 2006 regarding the 1995 Stock Option Plan and the First Federal Banc of the Southwest, Inc. 2002 Stock Option and Incentive Plan.

====================================================================================================================

                               Number of securities to be
                                issued upon exercise of                                    Number of securities
                                outstanding options and         Weighted average         remaining available for
                                         rights                  exercise price            issuance under plan
--------------------------------------------------------------------------------------------------------------------
1995 Stock Option Plan
                                         14,600                      $13.13                         --
--------------------------------------------------------------------------------------------------------------------
2002  Stock  Option and
Incentive Plan                          175,850                      $11.57                       36,950
====================================================================================================================

         Total                          190,450                      $11.69                       36,950
====================================================================================================================

     401(k) Plan. The Bank provides its employees a tax-exempt benefit plan qualifying under Section 401(k) of the Internal Revenue Code. Generally, employees who have attained age 21 and who have completed three months of employment are eligible to participate in the 401(k) plan as of the first day of the month following their eligibility. Eligible employees are permitted to contribute to the 401(k) plan on a pre-tax basis up to the maximum limits permitted by law. The plan has a mandatory match of 4% (assuming certain levels of contributions by the participant) and also allows the employer to make a discretionary match above the mandatory levels.

     Participation contributions to the 401(k) plan are vested at a rate of 20% per year beginning with the participant's second year of employment with the Bank. Withdrawals are not permitted before age 59 1/2. Except in the event of death, disability, termination of employment or reasons of proven financial hardship. With certain limitations, participants may make withdrawals from their accounts while actively employed. Upon termination of employment, the participant's account will be distributed, unless he or she elects to defer the payment.

     The 401(k) plan may be amended by the Board of Directors, except that no amendment may be made which would reduce the interest of any participant in the 401(k) plan trust fund or divert any of the assets of the 401(k) plan trust fund to purposes other than the benefit of participants or their beneficiaries.

     For the fiscal year ended September 30, 2006, the Bank made approximately $235,000 in contributions to the 401(k) plan.

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
--------------------------------------------------------------------------------
              Related Stockholder Matters
              ---------------------------

     Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership. The following table sets forth, as of the Record Date, the shares of common stock beneficially owned by each person who was the beneficial owner of more than 5% of the Company's outstanding shares of common stock. Information with respect to all of our directors and executive officers is set forth in ITEM 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, above.

                                                     Amount of Shares
                                                     Owned and Nature                 Percent of Shares
         Name and Address of                           of Beneficial                   of Common Stock
          Beneficial Owners                            Ownership (1)                      Outstanding
         -------------------                         ----------------                 -----------------
Kay R. McMillian                                            944,296                         23.5%
300 North Pennsylvania Avenue
Roswell, New Mexico 88201

Edward K. David                                             310,752                          7.7%
300 North Pennsylvania Avenue
Roswell, New Mexico 88201

Marc Reischman                                              219,984                          5.5%
300 North Pennsylvania Avenue
Roswell, New Mexico 88201

----------------------------------------
(1) For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from January 22, 2007. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. The table includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

ITEM 12.      Certain Relationships and Related Transactions
------------------------------------------------------------

         No directors, executive officers or immediate family members of such individuals were engaged in transactions with the Company or any subsidiary involving more than $60,000 (other than through a loan) during the fiscal year ended September 30, 2006. In addition, during the fiscal year ended September 30, 2006, no directors, executive officers or immediate family members of such individuals were involved in loans from the Company or the Bank involving more than $60,000 which had not been made in the ordinary course of business and on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.          Exhibits
--------------------------

     3.1 Certificate of Incorporation of First Federal Banc of the Southwest, Inc.*
     3.2  Bylaws of First Federal Banc of the Southwest, Inc.*
     4.1 Form of Common Stock Certificate of First Federal Banc of the Southwest, Inc.*
     10.1 Form of Employment Agreement with Jerry R. Spurlin *
     10.2 Form of Employment Agreement with William W. Head, Jr.*
     10.3 Form of Employment Agreement with Leonard C. Scalzi*
     10.4 Release on Non-Compete Agreement with Richard P. Gallegos*
     10.5 Purchase Agreement, dated as of May 9, 2003, by and between First Federal Bank and Aubrey L. Dunn, Jr.*
     10.6 Form of Change in Control Agreement with Debra S. Fischer*
     1.7  Form of Change in Control Agreement with Ginger R. Palmer*
     1.8  First Federal Bank 1995 Stock Option Plan**
     1.9 First Federal Banc of the Southwest, Inc. 2002 Stock Option and Incentive Plan**
     1.10 Employment Agreement with George A. Rosenbaum, Jr.***
     1.11 Employment Agreement of Aubrey L. Dunn, Jr.****
     1.12 First  Amendment  to the  Employment  Agreement  of  Aubrey  L.  Dunn,
          Jr.*****
     1.13 First Federal Banc of the Southwest, Inc. 2006 Retention Pay Plan*****
     1.14 First Federal Banc of the Southwest, Inc. Severance Plan*****
     14   Code of Ethics******
     21   Subsidiaries of Registrant*
     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------
* Incorporated by reference to the Registration Statement on Form S-4 of First Federal (file no. 333-120729), originally filed with the Securities and Exchange Commission on November 24, 2004.
** Incorporated by reference to the Registration Statement on Form S-8 of First Federal (file no. 333-128308), originally filed with the Securities and Exchange Commission on September 14, 2005.
*** Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (file no. 000-51243), filed with the Securities and Exchange Commission on August 15, 2005.
**** Incorporated by reference to the Current Report on Form 8-K for the event of May 18, 2006 (file no. 000-51243), filed with the Securities and Exchange Commission on May 19, 2006.
***** Incorporated by reference to the Current Report on Form 8-K for the event of October 10, 2006 (file no. 000-51243), filed with the Securities and Exchange Commission on October 16, 2006.
****** Incorporated by reference to the Annual Report on Form 10-KSB for the year ended September 30, 2005 (File No. 000-51243), filed with the Securities and Exchange Commission on January 13, 2006.

ITEM 14.      Principal Accountant Fees and Services
----------------------------------------------------

     The Company's independent registered public accounting firm for the year ended September 30, 2004 was Neff + Ricci LLP. On June 15, 2005, the audit committee of the Company met and decided to dismiss Neff + Ricci LLP as the Company's independent registered public accounting firm. The Company's financial statements in recent years, including the years ended September 30, 2004 and 2003, were audited by Neff + Ricci LLP. On June 15, 2005, the audit committee also approved the engagement of Eide Bailly LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2005.

     The reports of Neff + Ricci LLP on the financial statements of the Company for the fiscal years ended September 30, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended September 30, 2004 and 2003 and through June 15, 2005, there were no disagreements with Neff + Ricci LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Neff + Ricci LLP would have caused Neff + Ricci LLP to make reference thereto in its report on the Company's financial statements. During the fiscal years ended September 30, 2003 and 2004 and through June 15, 2005, there were no reportable events (as set forth in Regulation S-K Item 304(a)(1)(v)) with Neff + Ricci LLP.

     During the fiscal years ended September 30, 2003 and 2004 and through June 15, 2005, neither the Company nor anyone on its behalf consulted with Eide Bailly LLP regarding either (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject matter of a disagreement or reportable event with Neff + Ricci LLP (as set forth in Regulation S-K Item 304(a)(1)(iv) or (v)).

     Set forth below is certain information concerning aggregate fees billed for professional services rendered by Eide Bailly LLP and Neff + Ricci LLP, during the fiscal years ended September 30, 2006 and September 30, 2005, respectfully.

     Audit Fees. During the past two fiscal years the fees billed for professional services rendered for the audit of the Company's annual financial statements and for the review of the consolidated financial statements included in the Company's quarterly reports on Forms 10-QSB were $130,000 for 2006 and $99,000 for 2005.

     Audit-Related Fees. The aggregate fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in "--Audit Fees," above, were $0 and $41,000 during the fiscal years ended September 30, 2006 and 2005, respectively. The 2005 fees related to the filing of a registration statement, and amendments thereto, with the Securities and Exchange Commission.

     Tax Fees. During the past two fiscal years the fees billed for professional services for tax services such as tax advice, tax planning, tax compliance and the review of tax returns were $21,000 for 2006 and $11,000 for 2005.

     All Other Fees. There were no aggregate fees billed to the Company that are not described above during the past two fiscal years.

     The Audit Committee considered whether the provision of non-audit services was compatible with maintaining the independence of its independent registered public accounting firm. The Audit Committee concluded that performing such services in fiscal 2006 and 2005 did not affect the independent registered public accounting firm's independence in performing its function as auditor of the Company. The Audit Committee pre-approved 100% of the audit-related fees and tax fees described above during the fiscal years ended September 30, 2006 and 2005.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

     The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST FEDERAL BANC OF THE SOUTHWEST, INC.


Date: January 26, 2007              By: \s\ Aubrey L. Dunn, Jr.
                                        ----------------------------------------
                                        Aubrey L. Dunn, Jr.
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

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

            Signatures                                Title                                      Date
            ----------                                -----                                      ----

\s\ Aubrey L. Dunn, Jr.                  President,     Chief    Executive                January 26, 2007
--------------------------------         Officer and  Director  (Principal
Aubrey L. Dunn, Jr.                      Executive Officer)


\s\ George A. Rosenbaum, Jr.             Executive   Vice   President  and                January 26, 2007
--------------------------------         Chief      Financial      Officer
George A. Rosenbaum, Jr.                 (Principal      Financial     and
                                         Accounting Officer)


\s\ Edward K. David                      Chairman of the Board                            January 26, 2007
--------------------------------
Edward K. David


\s\ Marc Reischman                       Vice Chairman of the Board                       January 26, 2007
--------------------------------
Marc Reischman


\s\ Kay R. McMillan                      Director                                         January 26, 2007
--------------------------------
Kay R. McMillan


\s\ Michael A. McMillan                  Director                                         January 26, 2007
--------------------------------
Michael A. McMillan


\s\ Arturo Jurado                        Director                                         January 26, 2007
--------------------------------
Arturo Jurado


\s\ Russell P. Weems                     Director                                         January 26, 2007
--------------------------------
Russell P. Weems


\s\ James E. Paul, Jr.                   Director                                         January 26, 2007
--------------------------------
James E. Paul, Jr.


\s\ Catherine Gutierrez                  Director                                         January 26, 2007
--------------------------------
Catherine Gutierrez


\s\ Michael P. Mataya                    Director                                         January 26, 2007
--------------------------------
Michael P. Mataya


\s\ Richard C. Kauzlaric                 Director                                         January 26, 2007
--------------------------------
Richard C. Kauzlaric